Form 10QSB
period 2003-09-30
MARCO COMMUNITY BANCORP INC
filed 2003-11-13
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

     Commission file number 333-103651

MARCO COMMUNITY BANCORP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	84-1620092
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1122 North Collier Boulevard

Marco Island, Florida 34145

(Address of Principal Executive Offices)

(239) 394-3901

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,124,544 shares
(class)	Outstanding at October 31, 2003

Transitional Small Business Format (Check One):  YES  ☐    NO  ☒

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

INDEX

PART I. FINANCIAL INFORMATION

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet

September 30, 2003 (Unaudited)

Assets
Cash and due from banks	$591,923
Interest-bearing deposits with banks	54,518
Federal funds sold	8,198,000

Total cash and cash equivalents	8,844,441
Loans, net of allowance for loan losses of $63,026	4,984,769
Premises and equipment, net	1,512,217
Accrued interest receivable	5,506
Deferred income taxes	218,355
Other assets	61,620

Total assets	$15,626,908

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	551,751
Savings, NOW and money-market deposits	4,170,918
Time deposits	117,091

Total deposits	4,839,760
Official checks	1,197,650
Accrued interest payable and other liabilities	139,845

Total liabilities	6,177,255

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—
Common stock, $.01 par value; 9,000,000 shares authorized, 1,094,735 shares issued and outstanding	10,947
Additional paid-in capital	9,800,618
Accumulated deficit	(361,912)

Total stockholders’ equity	9,449,653

Total liabilities and stockholders’ equity	$15,626,908

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,	For the Period from January 28, 2003 (Date of Incorporation) to September 30,
	2003	2003
Interest income:
Loans	$6,610	6,610
Other interest-earning assets	17,111	17,111

Total interest income	23,721	23,721

Interest expense:
Deposits	1,861	1,861
Other borrowings	2	2

Total interest expense	1,863	1,863

Net interest income	21,858	21,858
Provision for loan losses	63,026	63,026

Net interest expense after provision for loan losses	(41,168)	(41,168)

Noninterest income:
Service charges on deposit accounts	352	352
Other service charges and fees	31	31

Total noninterest income	383	383

Noninterest expenses:
Salaries and employee benefits	89,535	89,535
Occupancy and equipment	21,310	21,310
Advertising	3,928	3,928
Insurance	1,848	1,848
Data processing	4,418	4,418
Telephone	3,074	3,074
Professional fees	19,954	19,954
Preopening and organizational expenses	158,233	290,620
Other	14,322	14,322

Total noninterest expenses	316,622	449,009

Loss before income tax benefit	(357,407)	(489,794)
Income tax benefit	(135,810)	(218,355)

Net loss	$(221,597)	(271,439)

Loss per share, basic and diluted	$(.22)	(.53)

Weighted-average number of shares outstanding, basic and diluted	1,014,448	509,548

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Cond ensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 28, 2003 (Date of Incorporation)

to September 30, 2003

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 28, 2003	$—	—	(90,473)	(90,473)
Net loss for the period from January 28, 2003 (date of incorporation) to September 30, 2003 (unaudited)	—	—	(271,439)	(271,439)
Sale of common stock (1,094,735 shares) net of issuance costs of $41,050 (unaudited)	10,947	9,800,618	—	9,811,565

Balance at September 30, 2003 (unaudited)	$10,947	9,800,618	(361,912)	9,449,653

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated State ment of Cash Flows

For the Period from January 28, 2003 (Date of Incorporation)

to September 30, 2003 (Unaudited)

Cash flows from operating activities:
Net loss	$(271,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,435
Provision for loan losses	63,026
Provision for deferred income taxes	(218,355)
Amortization of loan fees, costs, premiums and discounts	(73)
Increase in accrued interest receivable	(5,506)
Increase in other assets	(36,620)
Increase in official checks, accrued interest payable and other liabilities	1,329,187

Net cash provided by operating activities	865,655

Cash flows from investing activities:
Net increase in loans	(5,047,722)
Purchase of premises and equipment	(1,517,652)

Net cash used in investing activities	(6,565,374)

Cash flows from financing activities:
Net increase in deposits	4,839,760
Net proceeds from issuance of common stock	9,811,565
Increase in due to organizers	60,000
Redemption of preferred stock	(180,000)

Net cash provided by financing activities	14,531,325

Net increase in cash and cash equivalents	8,831,606

Cash and cash equivalents at beginning of period	12,835

Cash and cash equivalents at end of period	$8,844,441

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,657

Income taxes	$—

Noncash transaction-
Conversion of amount due to organizers to preferred stock	$180,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Description of Business and Basis of Presentation

General. Marco Community Bancorp, Inc. (the “Holding Company”) which was incorporated on January 28, 2003 owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) (collectively the “Company”). The organizing entity was merged into the Holding Company effective with the incorporation of the Holding Company. The transaction was recorded at historical cost, similar to a pooling of interests. The Holding Company’s only business activity is the operation of the Bank. The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank commenced operations on August 18, 2003.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003, the results of operations for the three-months ended September 30, 2003 and for the period from January 28, 2003 (date of incorporation) to September 30, 2003 and cash flows for the period from January 28, 2003 (date of incorporation) to September 30, 2003. The results of operations for the three-months ended September 30, 2003 and for the period from January 28, 2003 (date of incorporation) to September 30, 2003 are not necessarily indicative of the results to be expected for the period ending December 31, 2003.

Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The following is a description of the significant accounting policies and practices followed by the Company, which conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Cash and Cash Equivalents. For purposes of the condensed consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits with banks and federal funds sold, all of which mature within ninety days.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(1) Description of Business and Basis of Presentation, Continued

Loans, Continued. The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual installment and residential loans for impairment disclosures.

Premises and Equipment. Land is stated at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is computed using the straight-line method over the estimated useful life of each type of asset or lease term if shorter.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(1)	Description of Business and Basis of Presentation, Continued

Transfer of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company recognized a deferred tax benefit and deferred tax asset, including the reversal of a valuation allowance established prior to January 28, 2003, because management believes it will utilize the deferred tax asset to offset income tax liabilities generated in future periods.

Preopening and Organizational Costs. Preopening and organizational costs were approximately $238,000, net of income tax benefit. Prior to the commencement of banking operations, all costs had been charged to expense as incurred.

Off-Balance-Sheet Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and unused lines of credit. Such financial instruments are recorded in the financial statements when they are funded.

Advertising. The Company expenses all media advertising as incurred.

Loss Per Share. Basic and diluted loss per share have been computed on the basis of weighted-average number of shares of common stock outstanding during the period.

Recent Pronouncements. In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) which addresses consolidation by business enterprises of variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003. The Company has no variable interest entities, therefore FIN 46 had no effect on the consolidated financial statements of the Company.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(2)	Loans

The activity in the allowance for loan losses follows:

	Three Months Ended September 30,	For the Period from January 28, 2003 (Date of Incorporation) to September 30,
	2003	2003
Beginning balance	$—	—
Provision for loan losses	63,026	63,026

Ending balance	$63,026	63,026

The Company had no impaired loans during the three months ended September 30, 2003 or for the period from January 28, 2003 (date of incorporation) to September 30, 2003. Also, at September 30, 2003, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

The Company had no loans held for sale at September 30, 2003.

(3)	Commitments

The Company current leases temporary banking facilities. These leases expire in 2004. The Company is currently constructing a permanent banking facility which is expected to be completed in the second quarter of 2004. At September 30, 2003, the Company has a purchase commitment to complete this facility of approximately $1,500,000. Also, as of September 30, 2003 the Company has capitalized approximately $23,000 of interest in connection with the construction of the permanent facility.

(4)	Line of Credit

On February 27, 2003, the Company obtained a $1,100,000 line of credit from the Independent Bankers’ Bank of Florida, Lake Mary, Florida. The line bore interest at the prime rate minus one-half percent, with a floor of 4%. It was unsecured, but guaranteed by the Company’s organizers. The line of credit was paid-off with the proceeds from the common stock offering.

(5)	Preferred Stock

On April 7, 2003, the Company extinguished its $180,000 in debts to its organizers by issuing 1,800 shares of its Class A Preferred Stock, $0.01 par value (“Preferred Stock”). The Preferred Stock could be redeemed by the Company at any time for $100 per share and would only pay a dividend when and if declared by the Board of Directors. Holders of the Preferred Stock did not have voting rights, but did have a liquidation preference in the event the Company was liquidated or dissolved. Following the issuance of the Preferred Stock, $180,000 of the Company’s liabilities was converted to stockholders’ equity. The preferred stock was redeemed by the Company with the proceeds from the common stock offering.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

(6)	Sale of Common Shares and Warrants

The Company is offering a total of 1,550,000 shares of its common stock to the public. (1) During the initial offering period 1,000,000 shares were included in units with a unit consisting of one share of common stock and one purchase warrant. The price per unit was $9. A total of 1,000,000 units were sold during this initial offering period for total proceeds of $9,000,000. Each warrant entitles the holder thereof to purchase one-quarter of one share of additional common stock for $9 per share during the 24 month period following the commencement of banking operations. No fractional shares will be issued. (2) After the sale of 1,000,000 units was completed, 250,000 shares are now available to holders of the warrants. However there can be no assurance given that any of the warrants will be exercised. At September 30, 2003, no warrants had been exercised. (3) After commencement of banking operations, the Company began offering an additional 300,000 shares with no warrants attached at $9 a share. As of September 30, 2003 a total of 94,735 shares have been sold for total proceeds of $852,615. The Company has incurred $41,050 in offering costs relating to this stock offering.

(7)	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2003 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	56.10%	10.00%
Tier I capital to risk-weighted assets	55.49%	6.00%
Tier I capital to total assets—leverage ratio	125.01%	5.00%

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Re view by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of September 30, 2003, and for the three-months ended September 30, 2003 and for the period from January 28, 2003 (date of incorporation) to September 30, 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Indepe ndent Accountants’ Report

The Board of Directors

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiary (the “Company”) as of September 30, 2003, the related condensed consolidated statements of operations for the three-months ended September 30, 2003 and for the period from January 28, 2003 (date of incorporation) to September 30, 2003 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the period from January 28, 2003 (date of incorporation) to September 30, 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

October 31, 2003

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Three Months Ended September 30, 2003 and for the Period from January 28,

2003 (Date of Incorporation) to September 30, 2003

General

Marco Community Bancorp, Inc. (the “Holding Company”), which was incorporated on January 28, 2003, owns 100% of the outstanding common stock of Marco Community Bank (“Bank”) (collectively the “Company”). The Holding Company’s only business is the ownership and operation of the Bank. The Bank is a Florida state- chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Company’s fiscal year end is December 31.

Liquidity and Capital Resources

The Company’s primary source of cash during the period from January 28, 2003 (date of incorporation) to September 30, 2003 was from the net proceeds from the sale of common stock of $9.8 million and net deposit inflows of $4.8 million. Cash was used primarily to purchase federal funds of $8.2 million, originate loans, net of principal repayments totaling $5.0 million and to purchase premises and equipment of $1.5 million. At September 30, 2003, the Company had outstanding commitments to originate loans totaling $108,000. At September 30, 2003, the Bank exceeded its regulatory liquidity requirements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and unused lines of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and unused lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, Continued

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at September 30, 2003 follows:

	Contract Amount	Carrying Amount	Estimated Fair Value
Commitments to extend credit	$108,000	—	—

Unused lines of credit	$68,000	—	—

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded during the next twelve months.

Results of Operations:

General. Net losses for the three months ended September 30, 2003 and for the period from January 28, 2003 (date of incorporation) to September 30, 2003, were $221,597 and $271,439, respectively. The Bank commenced operations on August 18, 2003. A discussion of operating results at September 30, 2003, or for the three months ended September 30, 2003 and for the period from January 28, 2003 (date of incorporation) to September 30, 2003 would not be meaningful. At September 30, 2003, the Company had not achieved the asset size to operate profitably.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Company began, and continues to conduct, a public offering of its securities on May 9, 2003, pursuant to a Registration Statement deemed effective by the Securities and Exchange Commission (“SEC”) on that same date, and bearing SEC File Number 333-103651.

The Company is offering a total of 1,550,000 shares of its common stock to the public. During the initial offering period 1,000,000 shares were sold in units consisting of one share of common stock and one warrant to purchase one-quarter share. The price per unit was $9, for an aggregate of $9,000,000.

After the sale of 1,000,000 units was completed, 250,000 shares are now available to holders of the warrants. The price per share is $9 per share, for an aggregate of $2,250,000. At September 30, 2003, no warrants had been exercised.

After commencement of banking operations, the Company began offering an additional 300,000 shares with no warrants attached at $9 a share, or $2,700,000 in the aggregate. As of September 30, 2003, a total of 94,735 shares have been sold for total proceeds of $852,615.

The Company has incurred $41,050 in offering expenses, none of which was paid to directors, officers, ten percent or greater shareholders, any of their associates, or affiliates of the Company. None of those expenses were paid to underwriters or for underwriting discounts and commissions or finders’ fees.

Of the $9,852,615 in proceeds received as of September 30, 2003, $6,400,00 was used to capitalize the Bank, which would be deemed to be an affiliate of the Company. In addition, $620,000 was used to retire the draw on the line of credit used to purchase the Company’s main office site. Furthermore, $180,000 was used to redeem the Company’s preferred stock from the directors of the Company and the Bank. The remaining amount has been retained as working capital for future investment.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits denominated with (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Commission on March 7, 2003.

Exhibit No.	Description of Exhibit
(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State
(a) 3.2	Bylaws of Marco Community Bancorp, Inc.
(a) 4.1	Specimen Common Stock Certificate
(a) 4.2	2003 Warrant Plan
(a) 4.3	Specimen Warrant Certificate
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended September 30, 2003.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC. (Registrant)

Date:	November 13, 2003	By:	/s/ Richard Storm, Jr.

Richard Storm, Jr., Chief Executive Officer

Date:	November 13, 2003	By:	/s/ Robert A. Jason

Robert A. Jason, Vice President and Chief Financial Officer