Form 10KSB
period 2003-12-31
MARCO COMMUNITY BANCORP INC
filed 2004-03-29
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 333-103651

MARCO COMMUNITY BANCORP, INC.
(Name of small business issuer in its charter)

Florida	84-1620092
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1122 North Collier Boulevard, Marco Island, Florida	34145

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (239) 394-3901

Securities registered under Section 12(b) of the Securities Exchange Act of 1934: None.

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: Common Stock $0.01 par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]              No  [    ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: $190,170

There were 1,300,277 shares of common stock outstanding at March 20, 2004. There were no shares of preferred stock outstanding at March 20, 2004.

Documents incorporated by reference: Proxy Statement for the Annual Meeting of Shareholders filed electronically on March 19, 2004.

Transitional Small Business Disclosure Format: No

(1)    The material required by Items 8A through 12 and 14 is hereby incorporated by reference from Registrant’s definitive Proxy Statement, pursuant to Instruction E 3 of Form 10-KSB.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Forward-Looking Statements

Some of the statements in this Form 10-KSB discuss future expectations. There may also be statements regarding projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking information on various factors and numerous assumptions, which may or may not turn out to be correct.

Important factors that may cause actual results to differ from those contemplated by forward-looking statements include, for example:

•	The success or failure of our efforts to implement our business strategy;

•	The effect of changing economic conditions, both nationally and in our local community;

•	Changes in government regulations, tax and interest rates applicable to our business and similar matters;

•	Our ability to attract and retain quality employees; and

•	Other risks which may be described in our future filings with the SEC.

We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements other than material changes to such information.

General

Marco Community Bancorp, Inc. (“MCBI”) was incorporated under the laws of the State of Florida on January 28, 2003, for the purpose of organizing Marco Community Bank (“Bank”) (MCBI and the Bank are collectively referred to as the “Company”) and purchasing 100% of the to-be-issued capital stock of the Bank. The Company was formed by group of Marco Island business leaders, bank executives and community leaders who believed that there was a significant demand for a locally-owned community bank.

Under Federal Reserve Board regulations, MCBI is expected to be a source of financial strength to the Bank. Banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank’s growth is such that this minimum ratio is not maintained, MCBI may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

The Bank commenced business operations on August 18, 2003 in a temporary facility located at 1770 San Marco Road, Marco Island, Florida 34145, Marco Island, Florida. We expect our permanent office condominium facility to be ready for occupancy at the same site, by the second quarter of 2004.

The Company’s fiscal year ends December 31. This Form 10-KSB is also being used as the Bank’s Annual Disclosure Statement under Federal Deposit Insurance Corporation (“FDIC”) Regulations. This Form 10-KSB has not been reviewed or confirmed for accuracy or relevance by the FDIC.

Market Area and Competition

The primary service area of the Bank has been experiencing steady growth in both jobs and banking deposits in recent years. Marco Island is the primary residential and commercial center located in the southeast part of Collier County, Florida. Collier County maintains a steady tourist, industrial and agricultural base, which has been expanding in recent years. The largest employers in the County include: Collier County School Board; Naples Community Hospital, Inc.; Publix Supermarket, Inc.; Collier County Board of County Commissioners; Marriott Corporation; Winn-Dixie Stores, Inc.; and Ritz Carlton Hotel.

Agricultural activities in the county center around the cattle, produce and saltwater fishing industries. Numerous resorts, hotels and other tourist facilities are located in Marco Island, as well as a number of winter residences.

Competition among financial institutions in our primary service area is intense. There are eight commercial banks with a total of nine branches in Marco Island. All eight banks are affiliated with major bank holding companies. There are no savings associations or credit unions located in Marco Island, however, savings associations and credit unions are located in nearby communities.

We offer a full range of interest bearing and non-interest bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest bearing savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within our market area, obtained through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We pay competitive interest rates on time and savings deposits. In addition, we have a service charge fee schedule competitive with other financial institutions in our market area covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges.

Loan Portfolio

General - We consider the maintenance of a well-underwritten and diversified loan portfolio a prudent and profitable method of employing funds raised through deposits. The Bank’s objective is to maintain a high quality, diversified credit portfolio consisting of commercial, consumer and mortgage loans. The Bank originates a minimal amount of subprime and speculative type loans due to the high risk involved in these types of loans. Additionally, we have experienced lower than normal loan-to-value ratios within the loan portfolio due to the wealth and higher annual incomes of Marco Island residents.

The Bank’s loan policy provides the Bank’s lenders with the discretion necessary to accomplish our lending objectives, while assuring compliance with banking regulations. The Bank Board’s Loan Committee is responsible for ensuring the soundness of the Bank’s credit policy, adherence to lending policies and compliance with applicable laws, rules and regulations. To fulfill these responsibilities, the Loan Committee reviews the adequacy of the Bank’s credit policy on at least an annual basis, reviews all large loans and monitor the performance of the loan portfolio on an ongoing basis. At December 31, 2003, loans comprised 60% of our total assets.

Commercial Loans - We provide commercial loans to the business community to provide funds for such purposes as financing business equipment and commercial real estate. Our emphasis is on loans secured by commercial real estate, rather than riskier receivables or business inventory loans. Risks of these types of loans include the general business conditions of the local economy and borrowers’ ability to conduct their businesses to generate sufficient profits to repay their loans under the agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to support the borrowers’ ability to service the debt and reduce the risk of non-payment.

Commercial loans are either short term (one year or less) or intermediate term in nature and may be secured, unsecured or partially secured. Maturities are structured in relation to the economic purpose of the loan, conforming to the anticipated source of repayment. Interest rates are typically originated on a floating rate basis, tied to prime rate. The basis upon which we set rates over prime is based upon the risk of the credit facility. We attempt to place floors and pre-payment penalties whenever possible. In addition, we attempt to originate fee income on each loan closed through the Bank.

Term loans are those having an anticipated final maturity of more than one year from the initial funding date. Generally, loans extending more than two years are made pursuant to formal written loan agreements between the borrower and the Bank. Amortization schedules on term loans secured by collateral other than real estate typically reflect a complete payout within seven years of the funding date. Loans secured by commercial real estate are generally amortized over 20 years, with five to seven year maturities.

Demand notes are utilized in connection with certain secured commercial loan transactions where the nature of the transactions suggest that such structure is clearly preferable; however, time notes are utilized as a matter of routine.

The following types of credit are also considered by the Bank, subject to adequate available resources to monitor and service such credit:

•	real estate development loans secured by a first lien on the property where the Bank is also providing construction and/or permanent financing;

•	term loans secured by machinery and equipment (terms of such loans will be consistent with the purpose, cash flow capacity, and economic life of collateral); and

•	credit lines for short-term working capital requirements. All credit lines are subject to review at least annually and will generally carry a requirement for a minimum 30 consecutive day annual out-of-debt period.

Mortgage Loans - We offer mortgage loan programs to provide financing primarily for the acquisition or construction of single-family, owner-occupied primary residences. All loans are structured with an amortization schedule not exceeding 30 years. These loans are maintained in our loan portfolio and also sold in the secondary market, in order to generate fee income.

Normally, the loan to value ratio of each conventional mortgage does not exceed 80%. However, the Bank participates with private mortgage insurance companies for the purpose of providing loans with loan to value ratios of up to 97%. The risk of these loans include our ability to sell the loans to national investors, the frequency of interest rate changes, the financial stability of borrowers and the ability to liquidate foreclosed upon real estate to produce sufficient revenue to prevent a loss.

The Bank also participates in community mortgage programs which are established for the benefit of residents of low to moderate income neighborhoods within the Bank’s trade areas.

Consumer Loans - Consumer loans are be provided to individuals for household, family and personal expenditures. Consumer loans generally involve more risk than mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal. This risk is due to the potential for damage to the collateral or other loss of value, and the fact that any remaining deficiency often does not warrant further collection efforts, In addition, consumer loan performance depends on the borrower’s continued financial stability and is, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Generally, consumer loans have a maturity of not longer than six years. The primary type of consumer lending will be for the financing of boats and automobiles, pre-approved liens of credit, home improvements and education.

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, the Bank has considered that as of December 31, 2003, approximately 7.7% of outstanding loans are in the commercial real estate loan category. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2003, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

The Bank’s Board of Directors monitors the loan portfolio monthly in order to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies, the Bank engages the services of outside consultants to assist in the evaluation of credit quality and loan administration. These professionals complement our internal system, which identifies potential problem credits as early as possible, categorizes the credits as to risk and includes a reporting process to monitor the progress of the credits.

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management’s judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect the borrower’s ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market. During the year ended December 31, 2003, no loans were charged off against the allowance for loan losses.

Deposit Generation

We compete aggressively for deposits in the Marco Island market. Among our product offerings are online business banking, checking accounts, cash management services, safe deposit boxes, travelers’ checks, direct deposit of payroll and social security checks, wire transfers, telephone banking and automatic drafts. We believe these accounts and products are profitable when considering the entire potential customer relationship, which may include other deposit accounts, loans, and sources of fee income.

We also offer certificate of deposit promotions designed to attract customers that we intend to cross-sell other services, including loan products. Our goal is to attract customers who will become permanent customers due to more responsive, more personalized, and faster service. We also seek to garner as much zero interest or low cost deposits as possible.

We offer a tiered money market/savings product whereby the Bank pays higher rates on higher deposit balances. We believe this deposit vehicle allows the Bank to compete with money market mutual funds.

Investments

As a young institution, investments comprise a substantial portion of the Bank’s assets. Initially, we are investing primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States and obligations of agencies of the United States. In addition, we enter into Federal Funds transactions with our principal correspondent banks and primarily act as a net seller of such funds. The sale of Federal Funds amount to a short-term loan from us to another bank, usually overnight. At December 31, 2003, Federal Funds sold comprised 28.2% of our total assets. At December 31, 2003, we had no investment securities.

Asset/Liability Management

It is our objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash management, loan, investment, borrowing and capital policies. Designated Bank officers are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations.

Our asset/liability mix is monitored on a daily basis with a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities being prepared and presented to the Bank’s Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on our earnings.

Monetary Policies

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In the view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no accurate prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or our business and earnings.

Employees

As of December 31, 2003, we employed 11 full-time persons, including 2 executive officers. Employees are hired as needed to meet company-wide personnel demands.

SUPERVISION AND REGULATION

As a registered bank holding company, MCBI is subject to an extensive body of state and federal banking laws and regulations, which impose specific requirements and restrictions on virtually all aspects of our operations. We are also affected by government monetary policy and by regulatory measures affecting the banking industry in general.

The following is a brief summary of some of the statues, rules and regulations which affect our operations. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of MCBI and the Bank.

Marco Community Bancorp, Inc.

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, we file annual reports and other information with the Federal Reserve regarding our business operations and those of our subsidiaries. We are also subject to the supervision of, and to periodic inspections by, the Federal Reserve.

The Bank Holding Company Act generally requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring all or substantially all of the assets of a bank;
•	acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company; or
•	merging or consolidating with another bank holding company.

The Bank Holding Company Act and the Federal Change in Bank Control Act, together with regulations of the Federal Reserve, require certain steps be taken before a person or company acquires control of a bank holding company. Depending on the particular circumstances, either the Federal Reserve’s approval must be obtained, or notice must be furnished to the Federal Reserve and not disapproved, before any person or company acquires control of a bank holding company, subject to certain exemptions. Control is conclusively presumed to exist when an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities, and either: (i) the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or (ii) no other person owns a greater percentage of that class of securities immediately after the transaction.

Except as authorized by the Bank Holding Company Act and Federal Reserve regulations or orders, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any business other than the business of banking or managing and controlling banks. Some of the activities the Federal Reserve has determined by regulation to be proper incidents to the business of banking, and thus permissible for bank holding companies, include:

•	making or servicing loans and certain types of leases;
•	engaging in certain insurance and discount brokerage activities;
•	performing certain data processing services;
•	acting in certain circumstances as a fiduciary or investment or financial advisor;
•	providing management consulting services;
•	owning savings associations; and
•	making investments in corporations or projects designed primarily to promote community welfare.

In accordance with Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve’s policy, MCBI may be required to provide financial support to the Bank when, absent such policy, we might not deem it advisable to provide such assistance.

Under the Bank Holding Company Act, the Federal Reserve may also require a bank holding company to terminate any activity, or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary bank of the bank holding company. Federal bank regulatory authorities also have the discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if an agency determines that divestiture may aid the depository institution’s financial condition.

The Sarbanes-Oxley Act of 2002 also imposes significant corporate governance standards on the Company. The primary areas of such regulation concern Board oversight of the auditing process, certification of periodic securities reporting and transactions between officers or directors and the Company.

Marco Community Bank

As a state-chartered Federal Reserve member bank, the Bank is subject to the supervision and regulation of the Florida Department of Financial Services (“Florida Department”) and the Federal Reserve. The Bank’s deposits will be insured by the FDIC for a maximum of $100,000 per depositor. For this protection, the Bank may be required to pay a semi-annual statutory assessment. The assessment, if any, levied for deposit insurance will vary, depending on the capital position of the Bank, and other supervisory factors.

Areas regulated and monitored by the bank regulatory authorities include:

•	security devices and procedures;
•	adequacy of capitalization and loss reserves;
•	loans;
•	investments;
•	borrowings;
•	deposits;
•	mergers;
•	issuances of securities;
•	payment of dividends;
•	establishment of branches;
•	corporate reorganizations;
•	transactions with affiliates;
•	maintenance of books and records; and
•	adequacy of staff training to carry out safe lending and deposit gathering practices.

Capital Adequacy Requirements

The Bank and MCBI are subject to regulatory capital requirements imposed by the Federal Reserve. Until a bank and its holding company’s assets reach $150 million, the capital adequacy guidelines issued by the Federal Reserve are applied to bank holding companies on a non-consolidated basis, unless the bank holding company is engaged in non-bank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. The Federal Reserve’s risk-based capital guidelines apply directly to insured state banks, regardless of whether they are subsidiaries of a bank holding company. These requirements establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off-balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

Capital is then classified into two categories, Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders’ equity, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated, and other qualifying term debt, preferred stock not qualifying for Tier 1 capital, and a limited amount of allowance for credit losses, up to a designated percentage of risk-weighted assets. Under the risk-based guidelines, banks must maintain a specified minimum ratio of “qualifying” capital to risk-weighted assets. At least 50% of a bank’s qualifying capital must be “core” or Tier 1 capital, and the balance may be “supplementary” or Tier 2 capital. In addition, the guidelines require banks to maintain a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions are required to maintain a Tier 1 leverage capital to assets ratio of 3%. All other institutions are required to maintain a Tier 1 leverage capital ratio of 4% or greater, based upon their particular circumstances and risk profiles.

Federal bank regulatory agencies have adopted regulations refining the risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank’s financial condition and is inherent to the business of banking. Under the regulations, when evaluating a bank’s capital adequacy, the revised capital standards now explicitly include a bank’s exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank’s economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts.

Federal bank regulatory agencies possess broad powers to take prompt corrective action as deemed appropriate for an insured depository institution and its holding company, based on the institution’s capital levels. The extent of these powers depends upon whether the bank in question is considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Generally, as a bank is deemed to be less than well-capitalized, the scope and severity of the agencies’ powers increase, ultimately permitting an agency to appoint a receiver for the bank. Business activities may also be influenced by a bank’s capital classification. For instance, only a “well-capitalized” bank may accept brokered deposits without prior regulatory approval, and can engage in various expansion activities with prior notice, rather than prior regulatory approval. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change the capital position of the bank in a relatively short period of time. Failure to meet these capital requirements could subject the bank to regulatory action, which may include filing with the appropriate bank regulatory authorities a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, the Bank would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless we could demonstrate a reasonable plan to met the capital requirement within an acceptable period of time.

Other Laws

State usury and credit laws limit the amount of interest and various other charges collected or contracted by a bank on loans. Our loans are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;
•	Community Reinvestment Act, which requires financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers;
•	Home Mortgage Disclosure Act, which requires financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act, which prohibits discrimination on the basis of race, creed or other prohibitive factors in extending credit;
•	Real Estate Settlement Procedures Act, which requires lenders to disclose certain information regarding the nature and cost of real estate settlements, and prohibits certain lending practices, as well as limits escrow account amounts in real estate transactions;
•	Fair Credit Reporting Act, which governs the manner in which consumer debts may be collected by collection agencies; and
•	Rules and regulations of various federal agencies charged with the responsibility of implementing such federal laws.

Our operations are also subject to the:

•	The privacy provisions of the Gramm-Leach-Bliley Act of 1999, which will require us to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to our customers, and allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;
•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial record; and
•	Electronic Funds Transfer Act and Regulation E, which govern automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of debit cards, automated teller machines and other electronic banking services.

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, eligible bank holding companies in any state are permitted, with Federal Reserve approval, to acquire banking organizations in any other state. The Interstate Banking and Branching Efficiency Act also removed substantially all of the prohibitions on interstate branching by banks. The authority of a bank to establish and operate branches within a state, however, continues to be subject to applicable state branching laws. Under current Florida law, the Bank is permitted to establish branch offices throughout Florida, with the prior approval of the Florida Department and the Federal Reserve. In addition, with prior regulatory approval, we are able to acquire existing banking operations in other states.

Financial Modernization

The Gramm-Leach-Bliley Act of 1999 sought to achieve significant modernization of the federal bank regulatory framework by allowing the consolidation of banking institutions with other types of financial services firms, subject to various restrictions and requirements. In general, the Gramm-Leach-Bliley Act repealed most of the federal statutory barriers which separated commercial banking firms from insurance and securities firms and authorized the consolidation of such firms in a “financial services holding company.”

ITEM 2.	DESCRIPTION OF PROPERTY

In March 2003, we purchased an approximately 1.5 acre lot. The lot is located at 1770 San Marco Road, Marco Island, Florida 34145. The property is zoned for commercial development and we have already received site plan approval to build a two-story, 12,000 square foot office building and have commenced construction. Presently, our retail operations are housed in a trailer facility on this site. Upon completion of the construction, we intend to file a declaration of condominium for building. The Bank intends to purchase the entire first floor of the condominium for half the cost of the land, site development and construction.

Before construction of the permanent facility is completed, the Bank is also occupying temporary facilities for its administrative offices. These facilities are located at 1122 North Collier Boulevard, Chamber of Commerce Plaza, Marco Island, Florida 34145. One lease is for a term of one year beginning in May 2003, and the rental rate is $1,000 per month. We have the right to terminate the lease after 10 months and to extend it for consecutive two-month periods. The other lease runs from October 2003 to February 2004, but we may extend it for consecutive two-month periods. The rent for that facility is $1,200 per month.

ITEM 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending to which we are a party or to which any of our properties are subject. We are not aware of any material proceedings being contemplated by any governmental authority, nor are we aware of any material proceedings, pending or contemplated, in which any director, officer, affiliate or any principal security holder of 10% or more of the common stock of MCBI, or any associate of the foregoing is a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

No market exists for the common shares of MCBI. It is not anticipated that an active public market will develop for the common shares of MCBI because, at this time, we do not intend to seek a listing for our common stock on a national securities exchange or to qualify such common stock for quotation on the National Association of Securities Dealers Automated Quotation System. No dividends were paid on MCBI common stock in 2003. As of December 31, 2003, FBBI common stock was held by approximately 450 shareholders.

Our ability to pay cash dividends will depend almost entirely upon the amount of dividends that the Bank will be permitted to pay by statute or regulation. Additionally, Florida law provides that we may only pay dividends if the dividend payment would not render us insolvent, or unable to meet our obligations as they come due. The Florida Department limits a bank’s ability to pay dividends. As a state-chartered bank, the Bank will be subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the Bank’s capital under certain circumstances without the prior approval of the Florida Department and the Federal Reserve. Except with the prior approval of the Florida Department, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. In addition, a state-chartered bank in Florida is required to transfer at least 20% of its net income to surplus until its surplus equals the amount of paid-in capital.

The Company began a public offering of its securities on May 9, 2003, pursuant to a Registration Statement deemed effective by the Securities and Exchange Commission (“SEC”) on that same date, and bearing SEC file number 333-103651. The initial stages of the offering were completed on May 21, 2003.

The Company is offering a total of 1,550,000 shares of its common stock to the public. During the initial offering period, 1,000,000 shares were sold in units consisting of one share of common stock and one warrant to purchase one-quarter share. The price per unit was $9.00, for an aggregate of $9,000,000.

After the sale of 1,000,000 units was completed, 250,000 shares are now available to holders of the warrants. The price per share is $9.00 per share, for an aggregate of $2,250,000. As of December 31, 2003, no warrants had been exercised.

After commencement of banking operations, the Company began offering an additional 300,000 shares with no warrants attached at $9.00 per share, or $2,700,000 in the aggregate. All such shares were sold by December 30, 2003.

The Company has incurred $41,050 in offering expenses, none of which was paid to directors, officers, ten percent or greater shareholders, any of their associates, or affiliates of the Company. None of those expenses were paid to underwriters or for underwriting discounts and commissions or finders’ fees.

Of the $11,700,000 in proceeds received from the offering, $6,400,000 was used to capitalize the Bank, which would be deemed to be an affiliate of the Company. In addition, $620,000 was used to retire the draw on the line of credit used to purchase the Company’s main office site. Furthermore, $180,000 was used to redeem the Company’s preferred stock from the directors of the Company and the bank. The remaining $4,500,000 has been retained as working capital and for future investment.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

At December 31, or for the Period from January 28, 2003 (Date of Incorporation) to December 31, 2003

($ in thousands, except per share figures)

At Year End:	2003
Cash and cash equivalents	$9,849
Loans, net	18,625
All other assets	2,811

Total assets	$31,285

Deposit accounts	19,529
All other liabilities	664
Stockholders’ equity	11,092

Total liabilities and stockholders’ equity	$31,285

For the Period from January 28, 2003 (Date of Incorporation) to December 31, 2003
Total interest income	188
Total interest expense	11

Net interest income	177
Provision for loan losses	236

Net interest expense after provision for loan losses	(59)
Noninterest income	2
Noninterest expenses	761

Loss before income tax benefit	(818)
Income tax benefit	342

Net loss	$(476)

Basic and diluted loss per share	$(.51)

Ratios and Other Data:
Return on average assets	(3.90)%
Return on average equity	(5.67)%
Average equity to average assets	68.71%
Interest-rate spread during the period	2.66%
Net yield on average interest-earning assets	3.70%
Dividend Payout Rate	—
Ratio of average interest-earning assets to average Interest-bearing liabilities	1.78
Nonperforming loans and foreclosed real estate as a Percentage of total assets at end of year	—
Allowance for loan losses as a percentage Of total loans at end of year	1.25%
Total number of banking offices	1
Total shares outstanding at end of year	1,300,000
Book value per share at end of year	$8.53

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2003 and the Period from January 28, 2003 (Date of Incorporation) to December 31, 2003

General

Marco Community Bancorp, Inc., a Florida corporation (the “Holding Company”), was incorporated on January 28, 2003 for the purpose of operating as a one-bank holding company. The Holding Company currently owns 100% of the outstanding shares of Marco Community Bank (the “Bank”). The Holding Company’s only business is the ownership and operation of the Bank. The Bank is a Florida-chartered commercial bank which opened for business on August 18, 2003 (collectively, the “Company”). The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals from its banking office located in Marco Island, Florida.

Critical Accounting Policies

Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, we must use our best judgment to arrive at the carrying value of certain assets. The most critical accounting policy we apply relates to the valuation of the loan portfolio.

A variety of estimates impact carrying value of the loan portfolio including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

The allowance for loan losses is the most difficult and subjective judgment. The allowance is established and maintained at a level we believe is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of our regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in the interest rate environment, which may impact a borrower’s ability to pay, legislation impacting the banking industry and economic conditions specific to our service area. Because the calculation of the allowance for loan losses relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

The allowance for loan losses is also discussed as part of “Results of Operations” and in Note 1 to the consolidated financial statements.

Liquidity and Capital Resources

As a state-chartered commercial bank, we are required under Florida Law to maintain a liquidity reserve of at least 15% of our total transaction accounts and 8% of our total nontransaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities. At December 31, 2003, we exceeded our regulatory liquidity requirements.

Our total assets at December 31, 2003 were $ 31.3 million and net loans were $ 18.6 million. Deposits totaled $ 19.5 million at December 31, 2003. The Company’s primary source of cash during the period ended December 31, 2003, were from deposits inflows of $19.5 million and the sale of common stock of $11.7 million. Cash was used primarily to originate loans, net of principal repayments of $ 18.8 million. At December 31, 2003, we had outstanding commitments to originate loans totaling $ 4.1 million, commitments to borrowers for available lines of credit totaling $ 3.1 million and had time deposits of $ 1.7 million maturing in the next twelve months. We expect to fund our commitments from the sources described above and could adjust the interest-rates paid on deposits if necessary to attract or retain time deposit accounts.

Regulation and Legislation

As a state-chartered commercial bank and registered bank holding company, we are subject to extensive regulation by the Florida Department of Financial Services (“Florida DFS”) and the Federal Reserve Board of Governors (“FRB”). We file reports with the Florida DFS and the FRB concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida DFS and the FRB to monitor our compliance with the various regulatory requirements.

Credit Risk

Our primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2003, we had no nonperforming assets or loans delinquent ninety days or more, and have no charge-off experience.

We evaluate the allowance for loan losses on a regular basis. It is based upon our periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. We base the allowance for loan losses on a grading system.

Summary of Loan Loss Experience

An analysis of the Bank’s allowance for loan losses for 2003, is furnished in the following table (in thousands);

Period Ended December 31, 2003
Balance at beginning of period	$0
Charge-offs	0
Recoveries	0
Additions charged to operations	236

Balance at end of period	$236

Ratio of net charge-offs during the period to Average loans outstanding during the period	N/A

At December 31, 2003, the allowance was allocated as follows:

	Percent of Loans in Each Category Amount to Total Loans
Commercial real estate	$17	7.7%
Commercial	41	5.2
Residential real estate	111	50.2
Consumer	23	4.3
Home equity loans and lines of credit	44	32.6

Total	$236	100%

Loan Portfolio Composition

Residential real estate loans comprise the largest group of loans in our portfolio amounting to $ 9.5 million, or 50.2 % of the total loan portfolio as of December 31, 2003. Home equity loans and lines of credit were $ 6.1 million, loans secured by commercial real estate were $1.5 million, commercial loans amounted to $977,000 and consumer loans totaled $804,000.

The following table sets forth the composition of the loan portfolio:

	At December 31, 2003
	Amount	% of Total
	(in thousands)
Commercial real estate	$1,457	7.7%
Commercial	977	5.2
Residential real estate	9,465	50.2
Consumer	804	4.3
Home equity loans and lines of credit	6,150	32.6

Total loans	18,853	100.0%

Add (subtract):
Deferred loan costs net	8
Allowance for loan losses	(236)

Loans, net	$18,625

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Bank’s liquidity position was initially established through the Holding Company’s purchase of $ 6,400,000 of the common stock of the Bank. As the Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Bank deposits were

$ 19.5 million at December 31, 2003. Below are the pertinent liquidity balances and ratios at December 31, 2003 (in thousands).

At December 31, 2003
Cash and cash equivalents	$9,849
Time deposits over $100,000 to total deposits ratio	8.1%
Loan to deposit ratio	96.4%
Brokered deposits	$1,585

Cash and cash equivalents are the primary source of liquidity. At December 31, 2003, cash and cash equivalents amounted to $9.8 million, representing 31.5 % of total assets. At December 31, 2003, large denomination certificates accounted for 8.1% of total deposits. Large denomination time deposits generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination time deposits and periodically adjusts the Bank’s rates in accordance with market demands. Significant withdrawals of large denomination time deposits may have a material adverse effect on the Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from bank customers residing outside of Collier County, Florida, the volatility of such deposits is higher than if such deposits were obtained from depositors residing inside of Collier County, as outside depositors are generally more likely to be interest rate sensitive. Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2003, the Bank had $1.6 million in brokered deposits in its portfolio. Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Bank’s liquidity increasing or decreasing in any material way in the foreseeable future.

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized. An institution must maintain certain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. See Note 11 to the Consolidated Financial Statements for the actual capital amounts and ratios.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest-rate swaps. Our market risk arises primarily from interest-rate risk inherent in our lending and deposit taking activities. To that end, we actively monitor and manage our interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 6 of Notes to Consolidated Financial Statements.

Our primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to control interest-rate risk. See the section below titled Asset-Liability Structure. However, a sudden and substantial increase in interest rates may adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

We use modeling techniques to simulate changes in net interest income under various rate scenarios. Important elements of these techniques include the mix of floating versus fixed-rate assets and liabilities, and the scheduled, as well as expected, repricing and maturing volumes and rates of the existing balance sheet.

Asset - Liability Structure

As part of our asset and liability we emphasize establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing our operations. We believe these processes and procedures provide us with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest-rate sensitive” and by monitoring an institution’s interest rate sensitivity “gap.” An asset or liability is said to be interest-rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as rate sensitive assets/rate sensitive liabilities. A gap ratio of 1.0 represents perfect matching. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, we monitor asset and liability management policies to better match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination of adjustable-rate loans; (ii) building a stable core deposit base; and (iii) maintaining a significant portion of liquid assets (cash and short-term securities).

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2003 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

	Three Months	More Than Three Months to One Year	More Than One Year To Two Years	More Than Two Years To Five Years	More Than Five Years to Fifteen Years	Over Fifteen Years	Total
Loans (1):
Variable rate	$12,921	55	34	2,542	—	—	15,552
Fixed rate	75	241	71	2,131	783	—	3,301

Total loans	12,996	296	105	4,673	783	—	18,853
Federal funds sold	8,829	—	—	—	—	—	8,829
Federal Reserve Bank stock	—	—	—	—	181	—	181

Total rate-sensitive assets	21,825	296	105	4,673	964	—	27,863

Deposit accounts:
Savings, NOW and money market deposits (2)	14,452	—	—	—	—	—	14,452
Time deposits (2)	1,729	2	—	—	—	—	1,731

Total rate-sensitive liabilities	16,181	2	—	—	—	—	16,183

GAP repricing differences	5,644	294	105	4,673	964	—	11,680

Cumulative GAP	5,644	5,938	6,043	10,716	11,680	11,680	11,680

Cumulative GAP/total assets	18.04%	18.98%	19.31%	34.25%	37.33%	37.33%	37.33%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the loan portfolio at December 31, 2003 (in thousands):

Years Ending December 31,	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Home equity and Lines of Credit	Total
2004	$65	$38	$124	$387	$—	$614
2005-2008	311	183	570	392	—	1,456
2008 and beyond	1,081	756	8,771	25	6,150	16,783

Total	$1,457	$977	$9,465	$804	$6,150	$18,853

Of the $ 18.2 million of loans due after 2004, 15.3% of such loans have fixed-interest rates.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms due to prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.

Deposits and Other Sources of Funds

General. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money-market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

Deposits. Deposits are attracted principally from our primary geographic market area in Marco Island, Florida. We offer a variety of deposit instruments including demand deposit accounts, NOW accounts, money- market accounts, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. We set the deposit interest rates weekly based on a review of deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

We have emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At December 31, 2003
	Amount	% of Deposits
Noninterest-bearing deposits	$3,346	17.1%
Savings, NOW and money market deposits	14,452	74.0

Subtotal	17,798	91.1

Certificate of deposits:
1.00% - 1.99%	1,729	8.8
2.00% - 2.99%	2.1

Total certificates of deposit	1,731	8.9

Total deposits	$19,529	100.00%

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

At December 31, 2003
Due within one year	$1,585

Results of Operations

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. Our interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, our net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of noninterest income, and noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

The following table sets forth, for the periods from January 28, 2003 (date of incorporation) to December 31, 2003, information regarding (i) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread; (v) net interest margin (in thousands).

	2003
	Average Balance	Interest and Dividends	Average Yield/ Cost
Interest-earning assets:
Loans	$3,125	163	5.22%
Other interest-earning assets (1)	2,553	25.97

Total interest-earning assets	5,678	188	3.31
Noninterest-earning assets	6,537

Total assets	$12,215

Interest-bearing liabilities:
Savings, money market and NOW deposits	3,117	32	1.03
Time deposits (2)	71	1	1.41

Total interest-bearing deposits	3,188	33	1.04

Noninterest-bearing liabilities	634
Stockholders’ equity	8,393

Total liabilities and stockholders’ equity	$12,215

Net interest/dividend income (2)		155
Interest-rate spread (3)			2.27%

Net interest margin (4)			2.73%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.78

(1)	Includes interest-bearing deposits, federal funds sold and Federal Reserve stock.
(2)	Interest expense and net interest/dividend income is prior to capitalization of interest
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income dividend by average interest-earning assets.

Rate/Volume Analysis of Net Interest Income

A rate/volume analysis of net interest income cannot be provided as of December 31, 2003, because at that date, the Bank had been operating for less than one year.

Non-Interest Expense

Non-interest expense for the period ended December 31, 2003, amounted to $ 761,000. As a percent of total average assets, non-interest expense amounted to 6.23%.

The components of non-interest expense for the period ended December 31, 2003 are set forth below (in thousands):

Salaries and benefits	$239
Occupancy and equipment	77
Data processing	31
Advertising	31
Professional fees	33
Preopening and organizational expenses	291
General operating expenses	59

Total non-interest expense	$761

Analysis of the Period Ended December 31, 2003

General. Net loss for the period ended December 31, 2003 was $ 476,000 or $(.51) per basic and diluted share The loss was primarily due to overhead required to grow interest earning assets and organizational costs associated with the start up of the

Bank.

Interest Income. Interest income was $ 188,000 for the period ended December 31, 2003. Interest on loans was $163,000. Interest on other interest earning assets was $ 25,000 for the period ended December 31, 2003.

Interest Expense. Interest expense on deposits was $ 33,000 for the period ended December 31, 2003. Interest expense capitalized was $38,000, which was offset against interest expense on deposits and borrowings .

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending we conduct, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. The provision for loan losses was $236,000 for the period ended December 31, 2003. The provision was necessitated by growth in our loan portfolio. The allowance for loan losses is $ 236,000 at December 31, 2003, is equal to the 2003 provision. While management believes its allowance for loan losses is adequate as of December 31, 2003, future adjustments to our allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the determination.

Noninterest Income. Noninterest income was $ 2,000 for the period ended December 31, 2003. The income was primarily from service charges and fees in 2003 due to the growth in deposit accounts.

Noninterest Expense. Total noninterest expense was $ 761,000 for the period ended December 31, 2003. The expense was primarily due to salaries and employee benefits, occupancy expense and preopening and organizational expenses.

Income Taxes. The income tax benefit for the period ended December 31, 2003 was $ 342,000.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

ITEM 7.	FINANCIAL STATEMENTS TO FOLLOW THIS PAGE

MARCO COMMUNITY BANCORP, INC.

Marco Island, Florida

Audited Consolidated Financial Statements

At December 31, 2003 and For the Period from January 28, 2003

(Date of Incorporation) to December 31, 2003

(Together with Independent Auditors’ Report)

Independent Auditors’ Report

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have audited the accompanying consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiary (the “Company”) at December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period from January 28, 2003 (date of incorporation) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003, and the results of its operations and its cash flows for the period from January 28, 2003 (date of incorporation) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

January 30, 2004

MARCO COMMUNITY BANCORP, INC.

Consolidated Balance Sheet

December 31, 2003

Assets

Cash and due from banks	$1,019,814
Federal funds sold	8,829,000

Total cash and cash equivalents	9,848,814

Loans, net of allowance for loan losses of $235,716	18,625,199
Premises and equipment, net	2,064,253
Federal Reserve Bank stock, at cost	180,950
Accrued interest receivable	48,302
Deferred income taxes	341,983
Other assets	175,766

Total assets	$31,285,267

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	3,346,587
Savings, NOW and money-market deposits	14,451,702
Time deposits	1,730,847

Total deposits	19,529,136
Official checks	504,894
Accrued interest payable and other liabilities	159,106

Total liabilities	20,193,136

Commitments (Notes 3 and 6)

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—
Common stock, $.01 par value; 9,000,000 shares authorized, 1,300,000 shares issued and outstanding	13,000
Additional paid-in capital	11,645,950
Accumulated deficit	(566,819)

Total stockholders’ equity	11,092,131

Total liabilities and stockholders’ equity	$31,285,267

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC.

Consolidated Statement of Operations

For the Period from January 28, 2003 (Date of Incorporation)

to December 31, 2003

Interest income:
Loans	$163,067
Other interest-earning assets	24,776

Total interest income	187,843

Interest expense:
Deposits	11,239
Other borrowings	2

Total interest expense	11,241

Net interest income	176,602
Provision for loan losses	235,716

Net interest expense after provision for loan losses	(59,114)

Noninterest income:
Service charges on deposit accounts	1,794
Other service charges and fees	533

Total noninterest income	2,327

Noninterest expenses:
Salaries and employee benefits	238,954
Occupancy and equipment	76,698
Data processing	30,533
Advertising	30,859
Professional fees	32,847
Telephone	6,460
Insurance	4,737
Preopening and organizational expenses	290,620
Other	49,834

Total noninterest expenses	761,542

Loss before income tax benefit	(818,329)
Income tax benefit	341,983

Net loss	$(476,346)

Loss per share, basic and diluted	$(.51)

Weighted-average number of shares outstanding, basic and diluted	932,536

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 28, 2003 (Date of Incorporation)

to December 31, 2003

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at January 28, 2003 (date of incorporation)	$—	—	(90,473)	(90,473)

Net loss	—	—	(476,346)	(476,346)
Sale of common stock (1,300,000 shares) net of issuance costs of $41,050	13,000	11,645,950	—	11,658,950

Balance at December 31, 2003	$13,000	11,645,950	(566,819)	11,092,131

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC.

Consolidated Statement of Cash Flows

For the Period from January 28, 2003 (Date of Incorporation)

to December 31, 2003

Cash flows from operating activities:
Net loss	$(476,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,376
Provision for loan losses	235,716
Credit for deferred income taxes	(341,983)
Amortization of loan fees, premiums and discounts	(2,117)
Increase in accrued interest receivable	(48,302)
Increase in other assets	(150,766)
Increase in official checks, accrued interest payable and other liabilities	655,692

Net cash used in operating activities	(105,730)

Cash flows from investing activities:
Purchase of Federal Reserve Bank stock	(180,950)
Net increase in loans	(18,858,798)
Net purchase of premises and equipment	(2,086,629)

Net cash used in investing activities	(21,126,377)

Cash flows from financing activities:
Net increase in deposits	19,529,136
Net proceeds from issuance of common stock	11,658,950
Increase in due to organizers	60,000
Redemption of preferred stock	(180,000)

Net cash provided by financing activities	31,068,086

Net increase in cash and cash equivalents	9,835,979
Cash and cash equivalents at beginning of period	12,835

Cash and cash equivalents at end of period	$9,848,814

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized	$32,342

Income taxes	$—

Noncash transaction-
Conversion of amount due to organizers to preferred stock	$180,000

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC.

Notes to Consolidated Financial Statements

At December 31, 2003 and for the Period from

January 28, 2003 (Date of Incorporation)

to December 31, 2003

(1)	Summary of Significant Accounting Policies

Organization. Marco Community Bancorp, Inc. (the “Holding Company”) which was incorporated on January 28, 2003 owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) (collectively the “Company”). The organizing entity was merged into the Holding Company effective with the incorporation of the Holding Company. The transaction was recorded at historical cost, similar to a pooling of interests. The Holding Company’s only business activity is the operation of the Bank. The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida. The deposits are insured by the Federal Deposit Insurance Corporation. The Bank commenced operations on August 18, 2003.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The following is a description of the significant accounting policies and practices followed by the Company, which conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Cash and Cash Equivalents. For purposes of the statement of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days.

The Company’s banking subsidiary is required by law or regulation to maintain cash reserves, in accounts with other banks or in the vault. However, at December 31, 2003, the Bank was not required to maintain cash reserves due to the amount of the Bank’s deposit.

Securities. Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings (loss) and reported in comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity. The Company did not hold any securities during 2003.

(continued)

MARCO COMMUNITY BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

(continued)

MARCO COMMUNITY BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Premises and Equipment. Land is stated at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of each type of asset.

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

Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company recognized a deferred tax benefit and deferred tax asset including the reversal of a valuation allowance established prior to January 28, 2003 because management believes it is more likely than not that it will utilize the deferred tax asset to offset income tax liabilities generated in future periods.

Preopening and Organizational Costs. Net preopening and organizational costs were $381,000. Prior to the commencement of banking operations, all costs had been charged to expense as incurred.

Off-Balance-Sheet Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and unused lines of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Advertising. The Company expenses all media advertising as incurred.

Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximates their fair value.

Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

(continued)

MARCO COMMUNITY BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Fair Values of Financial Instruments, Continued.

Federal Reserve Bank Stock. The carrying amount approximates fair value.

Accrued Interest Receivable. The carrying amount approximates fair value.

Deposit Liabilities. The fair values disclosed for demand, savings, NOW and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities of time deposits.

Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Loss Per Share. Basic and diluted loss per share have been computed on the basis of weighted-average number of shares of common stock outstanding during the period. Outstanding stock warrants are not considered dilutive due to the net loss incurred by the Company.

Recent Pronouncements. In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability were applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material affect on the financial statements of the Company.

In January 2003, the FASB issued (Revised in December 2003) FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) which addresses consolidation by business enterprises of variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003. The Company has no variable interest entities, therefore FIN 46 had no effect on the financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s financial statements.

(continued)

MARCO COMMUNITY BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Recent Pronouncements, Continued. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on the Company’s financial statements.

(2)	Loans

The components of loans are as follows:

At December 31, 2003
Commercial real estate	$1,456,523
Commercial	977,115
Residential real estate	9,465,521
Consumer	803,779
Home equity loans and lines of credit	6,149,675

18,852,613
Add (subtract):
Deferred loan costs, net	8,302
Allowance for loan losses	(235,716)

Loans, net	$18,625,199

An analysis of the change in the allowance for loan losses follows:

Period Ended December 31, 2003
Beginning balance	$—
Provision for loan losses	235,716

Ending balance	$235,716

The Company had no impaired loans in 2003. Also, at December 31, 2003, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

(continued)

MARCO COMMUNITY BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

(3)	Premises and Equipment

A summary of premises and equipment follows:

At December 31, 2003
Land	$884,298
Building and improvements	899,083
Furniture, fixtures and equipment	303,248

Total, at cost	2,086,629
Less accumulated depreciation	(22,376)

Premises and equipment, net	$2,064,253

The Company currently leases temporary banking facilities. These leases expire in 2004. Rent expense for the period ended December 31, 2003 was $12,000. The Company is constructing a permanent banking facility which is expected to be completed in the second quarter of 2004. At December 31, 2003, the Company has a remaining purchase commitment to complete this facility of approximately $1,000,000. Also, as of December 31, 2003 the Company has capitalized approximately $38,000 of interest in connection with the construction of the permanent facility.

(4)	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $1,585,000 at December 31, 2003.

A schedule of maturities of time deposit follows:

Year Ending December 31,	Amount
2004	$1,728,743
2005	2,104

$1,730,847

(5)	Line of Credit

On February 27, 2003, the Company obtained a $1,100,000 line of credit from a financial institution. The line bore interest at the prime rate minus one-half percent, with a floor of 4%. It was unsecured, but guaranteed by the Company’s organizers. The line of credit was paid-off with the proceeds from the common stock offering.

(6)	Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit and unused lines of credit and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

(continued)

MARCO COMMUNITY BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

(6)	Financial Instruments, Continued

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and unused lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

The estimated fair values of the Company’s financial instruments were as follows:

	At December 31, 2003
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,848,814	9,848,814

Loans, net	$18,625,199	18,626,347

Accrued interest receivable	$48,302	48,302

Federal Reserve Bank stock	$180,950	180,950

Financial liabilities:
Deposits	$19,529,136	19,531,889

Commitments to extend credit and unused lines of credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company’s financial instruments with off balance sheet risk at December 31, 2003 follows:

	Contract Amount	Carrying Amount	Estimated Fair Value
Unfunded loan commitments	$4,068,000	—	—

Unused lines of credit	$3,104,000	—	—

(continued)

MARCO COMMUNITY BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

(7)	Credit Risk

The Company grants the majority of its loans to borrowers throughout the Collier County, Florida area. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy in Collier County, Florida.

(8)	Income Taxes

The income tax benefit consisted of the following:

Period Ended December 31, 2003
Deferred:
Federal	$291,999
State	49,984

Total deferred	$341,983

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Period Ended December 31, 2003
	Amount	% of Pretax Loss
Income tax benefit at statutory rate	$278,232	34.0%
Increase resulting from:
State taxes, net of federal tax benefit	29,687	3.6
Reversal of valuation allowance	34,064	4.2

Income tax benefit	$341,983	41.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31, 2003
Deferred tax assets:
Net operating loss carryforward	$180,154
Organizational and preopening costs	164,054
Allowance for loan losses	57,988

Deferred tax assets	402,196

Deferred tax liabilities:
Depreciation	(51,269)
Accrual to cash conversion	(8,944)

Deferred tax liabilities	(60,213)

Net deferred tax asset	$341,983

At December 31, 2003, the Company has a net operating loss carryforward of approximately $479,000 available to offset future taxable income. This carryforward will expire in 2023.

(continued)

MARCO COMMUNITY BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

(9)	Preferred Stock

On April 7, 2003, the Company extinguished its $180,000 in debts due to its organizers by issuing 1,800 shares of its Class A Preferred Stock, $0.01 par value (“Preferred Stock”). The Preferred Stock could be redeemed by the Company at any time for $100 per share and would only pay a dividend when and if declared by the Board of Directors. Holders of the Preferred Stock did not have voting rights, but did have a liquidation preference in the event the Company was liquidated or dissolved. Following the issuance of the Preferred Stock, $180,000 of the Company’s liabilities were converted to stockholders’ equity. The Preferred Stock was redeemed by the Company with the proceeds from the common stock offering.

(10)	Stockholders’ Equity

During the initial common stock offering period 1,000,000 shares were included in units with a unit consisting of one share of common stock and one purchase warrant. The price per unit was $9. A total of 1,000,000 units were sold during this initial offering period for total proceeds of $9,000,000. Each warrant entitles the holder thereof to purchase one-quarter of one share of additional common stock for $9 per share during the 24 month period following the commencement of banking operations. No fractional shares will be issued. After the sale of the initial 1,000,000 units was completed, 250,000 shares are now available to holders of the warrants. As of December 31, 2003, no warrants had been exercised. All warrants issued pursuant to the offering expire August 18, 2005. The warrants are callable after August 18, 2004. After commencement of banking operations, the Company sold an additional 300,000 shares with no warrants attached at $9 a share for total proceeds of $2,700,000. The Company incurred $41,050 in offering costs relating to its common stock offering.

(continued)

MARCO COMMUNITY BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

(11)	Regulatory Matters

Banking regulations place certain restrictions on dividends paid to the Holding Company and loans or advances made by the Bank to the Holding Company.

The Bank is subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percents (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percents as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percents are also presented in the table ($ in thousands):

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2003:
Total capital (to Risk-Weighted Assets)	$5,842	38.81%	$1,204	8.00%	$1,505	10.00%
Tier I Capital (to Risk-Weighted Assets)	5,842	38.81	602	4.00	903	6.00
Tier I Capital (to Average Assets)	5,842	30.08	777	4.00	971	5.00

(continued)

MARCO COMMUNITY BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

(12)	Holding Company Financial Information

The Holding Company’s financial information as of December 31, 2003 and for the period then ended follows (in thousands):

Condensed Balance Sheet
At December 31, 2003
Assets
Cash	$2,924,240
Loan, net of allowance for loan losses of $6,256	493,750
Premises and equipment, net	1,783,381
Investment in subsidiary	5,842,102
Other assets	146,866

Total assets	$11,190,339

Liabilities and Stockholders’ Equity

Other liabilities	98,208
Stockholders’ equity	11,092,131

Total liabilities and stockholders’ equity	$11,190,339

Condensed Statement of Operations
Period Ended December 31, 2003
Expenses	$(8,921)
Loss of subsidiary	(467,425)

Net loss	$(476,346)

(continued)

MARCO COMMUNITY BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

(12)	Holding Company Financial Information, Continued

Condensed Statements of Cash Flows
For the Period Ended December 31, 2003
Cash flows from operating activities:
Net loss	$(476,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	6,250
Increase in other assets	(121,866)
Increase in other liabilities	89,900
Equity in undistributed loss of subsidiary	471,498

Net cash used in operating activities	(30,564)

Cash flows from investing activities:
Net increase in loans	(500,000)
Net purchase of premises and equipment	(1,783,381)
Investment in subsidiary	(6,313,600)

Net cash used in investing activities	(8,596,981)

Cash flows from financing activities:
Net proceeds from issuance of common stock	11,658,950
Increase in due to organizers	60,000
Redemption of preferred stock	(180,000)

Net cash provided by financing activities	11,538,950

Net increase in cash	2,911,405
Cash at beginning of the period	12,835

Cash at end of period	$2,924,240

Noncash transaction-
Conversion of amount due to organizers to preferred stock	$180,000

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Neither MCBI nor the Bank had any disagreements with accountants on accounting and financial disclosures during 2003.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed with the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of MCBI concluded that MCBI’s disclosure controls and procedures were adequate for the above described purpose.

Changes in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer of the Company.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company hereby incorporates by reference the sections entitled “General Information,” “Election of Directors” and “Board of Directors contained in pages 1 through 7 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 19, 2004.

As of December 31, 2003, MCBI’s Board was still considering whether to adopt a specific code of ethics that applies to its principal executive officer and principal financial officer.

ITEM 10.	EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the sections entitled “Executive Compensation,” “Summary Compensation Table,” and “Option Grant Table” contained at pages 8 through 10 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 19, 2004.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The Company hereby incorporates by reference the section entitled “General Information” on pages 1 through 4 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 19, 2004.

Security Ownership of Management

The Company hereby incorporates by reference the section entitled “General Information” on pages 1 through 4 of the Proxy Statement filed electronically with the Securities and Exchange Commission on March 19, 2004.

Changes in Control

As of December 31, 2003, the Company was not aware of any arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company hereby incorporates by reference the information contained in Part 2, Item 5 of this report.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company hereby incorporates by reference the section entitled “Certain Relationships and Related Transactions” on pages 10 through 11 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 19, 2004.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The exhibits denominated with (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Commission on March 7, 2003.

Exhibit No.	Description of Exhibit

(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State

(a) 3.2	Bylaws of Marco Community Bancorp, Inc.

(a) 4.1	Specimen Common Stock Certificate

(a) 4.2	2003 Warrant Plan

(a) 4.3	Specimen Warrant Certificate

10.1	Letter Agreement with Michael A. Micallef

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended December 31, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company hereby incorporates by reference the section entitled “Ratification of the Appointment of auditors for the Fiscal Year Ending December 31, 2004” on pages 13 to 14 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 19, 2004.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marco Community Bancorp, Inc.

Dated: March 23, 2003	By:	/s/ Richard Storm, Jr.

Richard Storm, Jr. Chairman of the Board and Chief Executive Officer

Dated: March 25, 2003	By:	/s/ Thomas M. Whelan

Thomas M. Whelan Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signatures	Dates

/s/ Joel M. Cox, Sr. Joel M. Cox, Sr., Director	March 26, 2004 Date

/s/ Jamie B. Greusel Jamie B. Greusel, Director	March 26, 2004 Date

/s/ Bruce G. Fedor Bruce G. Fedor, Director	March 25, 2004 Date

/s/ Robert A. Marks Robert A. Marks, Director	March 29, 2004 Date

/s/ Stephen A. McLaughlin Stephen A. McLaughlin, Director	March 25, 2004 Date

/s/ E. Terry Skone E. Terry Skone, Director	March 25, 2004 Date

/s/ Richard Storm, Jr. Richard Storm, Jr. Chairman and Chief Executive Officer	March 26, 2004 Date

/s/ Thomas M. Whelan Thomas M. Whelan, Chief Financial Officer	March 25, 2004 Date