Form 10QSB
period 2004-03-31
MARCO COMMUNITY BANCORP INC
filed 2004-05-12
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,300,352 shares
(class)	Outstanding at April 21, 2004

Transitional Small Business Format (Check One): YES ☐ NO ☒

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - At March 31, 2004 (unaudited) and at December 31, 2003	2

Condensed Consolidated Statements of Operations - Three Months ended March 31, 2004 and for the Period from January 28, 2003 (Date of Incorporation) to March 31, 2003 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity - Three Months ended March 31, 2004 and for the Period from January 28, 2003 (Date of Incorporation) to March 31, 2003 (unaudited)	4

Condensed Consolidated Statements of Cash Flows – Three Months ended March 31, 2004 and for the Period from January 28, 2003 (Date of Incorporation) to March 31, 2003 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-7

Review by Independent Accountants	8

Independent Accountants’ Report	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURES	15

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$1,019,114	1,019,814
Federal funds sold	13,698,000	8,829,000

Total cash and cash equivalents	14,717,114	9,848,814
Loans, net of allowance for loan losses of $413,838 in 2004 and $235,716 in 2003	32,728,922	18,625,199
Premises and equipment, net	2,501,319	2,064,253
Federal Reserve Bank stock, at cost	175,300	180,950
Accrued interest receivable	88,267	48,302
Deferred income taxes	441,031	341,983
Other assets	31,544	175,766

Total assets	$50,683,497	31,285,267

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	2,669,938	3,346,587
Savings, NOW and money-market deposits	32,502,400	14,451,702
Time deposits	3,981,788	1,730,847

Total deposits	39,154,126	19,529,136
Official checks	525,018	504,894
Accrued interest payable and other liabilities	73,898	159,106

Total liabilities	39,753,042	20,193,136

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 1,300,277 and 1,300,000 shares issued and outstanding in 2004 and 2003	13,003	13,000
Additional paid-in capital	11,648,440	11,645,950
Accumulated deficit	(730,988)	(566,819)

Total stockholders’ equity	10,930,455	11,092,131

Total liabilities and stockholders’ equity	$50,683,497	31,285,267

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2004	For the Period from January 28, 2003 (Date of Incorporation) to March 31, 2003
Interest income:
Loans	$320,278	—
Other interest-earning assets	31,365	—

Total interest income	351,643	—

Interest expense-
Deposits	80,698	—

Net interest income	270,945	—
Provision for loan losses	178,122	—

Net interest income after provision for loan losses	92,823	—

Noninterest income:
Service charges on deposit accounts	1,507	—
Other service charges and fees	2,563	—

Total noninterest income	4,070	—

Noninterest expenses:
Salaries and employee benefits	193,858	—
Occupancy and equipment	45,496	—
Advertising	18,108	—
Insurance	3,798	—
Data processing	21,154	—
Telephone	4,191	—
Professional fees	20,309	—
Preopening and organizational expenses	—	12,467
Other	53,196	—

Total noninterest expenses	360,110	12,467

Loss before income tax benefit	(263,217)	(12,467)
Income tax benefit	99,048	—

Net loss	$(164,169)	(12,467)

Loss per share, basic and diluted	$(.13)	N/A

Weighted-average number of shares outstanding, basic and diluted	1,300,218	N/A

Dividends per share	$—	N/A

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Period from January 28, 2003 (Date of Incorporation)

to March 31, 2003 and the Three Months Ended March 31, 2004

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 28, 2003 (date of incorporation)	$—	—	(90,473)	(90,473)
Net loss (unaudited)	—	—	(12,467)	(12,467)

Balance at March 31, 2003 (unaudited)	$—	—	(102,940)	(102,940)

Balance at December 31, 2003	$13,000	11,645,950	(566,819)	11,092,131
Exercise of stock warrants (277 shares) (unaudited)	3	2,490	—	2,493
Net loss (unaudited)	—	—	(164,169)	(164,169)

Balance at March 31, 2004 (unaudited)	$13,003	11,648,440	(730,988)	10,930,455

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2004	For the Period from January 28, 2003 (Date of Incorporation) to March 31, 2003
Cash flows from operating activities:
Net loss	$(164,169)	(12,467)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	17,755	—
Provision for loan losses	178,122	—
Credit for deferred income taxes	(99,048)	—
Amortization of loan fees, net	(5,591)	—
Increase in accrued interest receivable	(39,965)	—
Decrease in other assets	144,222	24,716
(Decrease) increase in official checks, accrued interest payable and other liabilities	(65,084)	4,374

Net cash (used in) provided by operating activities	(33,758)	16,623

Cash flows from investing activities:
Net increase in loans	(14,276,254)	—
Purchase of premises and equipment	(454,821)	(899,705)
Redemption of Federal Reserve Bank Stock	5,650	—

Net cash used in investing activities	(14,725,425)	(899,705)

Cash flows from financing activities:
Net increase in deposits	19,624,990	—
Net proceeds from exercise of common stock warrants	2,493	—
Increase in due to organizers	—	60,000
Net increase in line of credit	—	852,456

Net cash provided by financing activities	19,627,483	912,456

Net increase in cash and cash equivalents	4,868,300	29,374
Cash and cash equivalents at beginning of period	9,848,814	12,835

Cash and cash equivalents at end of period	$14,717,114	42,209

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized of $19,119	$65,365	—

Income taxes	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business and Basis of Presentation

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004 and the results of operations and cash flows for the three-months ended March 31, 2004 and for the period from January 28, 2003 (date of incorporation) to March 31, 2003. The results of operations for the three-months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

2.	Loan Impairment and Loan Losses

The Company had no impaired loans during the three months ended March 31, 2004. Also, at March 31, 2004, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

The activity in the allowance for loan losses follows:

Three Months Ended
March 31, 2004
Beginning balance	$235,716
Provision for loan losses	178,122

Ending balance	$413,838

3.	Loss Per Share

Basic and diluted loss per share have been computed based on the weighted-average number of shares outstanding during the period. Outstanding warrants are not considered dilutive due to the net loss incurred by the Company.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2004 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	18.22%	10.00%
Tier I capital to risk-weighted assets	17.15%	6.00%
Tier I capital to total assets - leverage ratio	13.12%	5.00%

5.	Income Taxes

At March 31, 2003, the Company was in the organizational phase of operations, therefore, no deferred tax asset was recorded. The deferred tax asset was recognized when banking operations commenced in the third quarter of 2003, when management determined it was more likely than not that the deferred tax asset would be recognized over the loss carryforward period with future earnings.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, independent certified public accountants, have made a limited review of the financial data as of March 31, 2004, and for the three-months ended March 31, 2004 and for the period from January 28, 2003 (date of incorporation) to March 31, 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2004 and the related condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-months ended March 31, 2004 and for the period from January 28, 2003 (date of incorporation) to March 31, 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the period from January 28, 2003 (date of incorporation) to December 31, 2003 (not presented herein); and in our report dated January 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

April 21, 2004

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of March 31, 2004 and December 31, 2003

General

Marco Community Bancorp, Inc. (the “Holding Company”), which was incorporated on January 28, 2003, owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) (collectively the “Company”). The Holding Company’s only business is the ownership and operation of the Bank. The Bank is a Florida state- chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank commenced operation on August 18, 2003.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2004 was from net deposit inflows of $19.6 million. Cash was used primarily to purchase federal funds of $4.9 million, originate loans, net of principal repayments totaling $14.3 million and to purchase premises and equipment of $455,000. At March 31, 2004, the Company had outstanding commitments to originate loans totaling $5.5 million. At March 31, 2004, the Bank exceeded its regulatory liquidity requirements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, Continued

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at March 31, 2004 follows:

Contract Amount
Commitments to extend credit	$5,533,000

Unused lines of credit	$6,437,000

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2004.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Results of Operations

Three Months Ended March 31, 2004

General. Net losses for the three months ended March 31, 2004 and for the period from January 28, 2003 (date of incorporation) to March 31, 2003, were $164,000 and $12,000, respectively. The Bank commenced operations on August 18, 2003. At March 31, 2004, the Company had not achieved the asset size necessary to operate profitably.

Net Interest Income. Interest income was $352,000 for the three months ended March 31, 2004. The average balance of loans was $24.6 million with an average yield earned of 5.21% during the three months ended March 31, 2004. The average balance of other interest earning assets was $14.1 million with an average yield earned of .91% during the three months ended March 31, 2004.

Interest expense on interest bearing deposits was $100,000, prior to the capitalization of interest, for the three months ended March 31, 2004. The average balance on deposits was $31.1 million with an average rate paid of 1.29% during the three months ended March 31, 2004. Interest expense of $19,000 was capitalized on the construction of a permanent banking facility which is expected to open in the second quarter of 2004.

Provision for Loan Losses. The provision for loan losses was $178,000 for the three months ended March 31, 2004. The allowance for loan losses is $414,000 at March 31, 2004. While management believes that its allowance for loan losses is adequate as of March 31, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from assumptions used in making the initial determination.

Noninterest Income. Noninterest income was $4,000 for the three months ended March 31, 2004. Noninterest income consists of service charges and fees.

Noninterest Expenses. Total noninterest expense was $360,000 for the three months ended March 31, 2004. The large components of noninterest expense consists of $194,000 of employee compensation and benefits, $45,000 of occupancy and equipment expenses, and $53,000 of other expenses.

Income Taxes. Income tax benefit for the three months ended March 31, 2004 was $99,000 or 37.6%.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which Marco Community Bancorp, Inc. and Subsidiary is a party or to which any property is subject.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits denominated with (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Commission on March 7, 2003 and those denominated with (b) were filed with the Company’s Form 10-KSB which was filed with the Securities and Exchange Commission on March 29, 2004.

Exhibit No.	Description of Exhibit

(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State

(a) 3.2	Bylaws of Marco Community Bancorp, Inc.

(a) 4.1	Specimen Common Stock Certificate

(a) 4.2	2003 Warrant Plan

(a) 4.3	Specimen Warrant Certificate

(b) 10.1	Letter Agreement with Michael A. Micallef

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended March 31, 2004.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date:	May 12, 2004	By:	/s/ RICHARD STORM, JR.

Richard Storm, Jr., Chief Executive Officer

Date:	May 12, 2004	By:	/s/ THOMAS M. WHELAN

Thomas M. Whelan, Senior Vice President and
Chief Financial Officer