Form 10QSB
period 2004-06-30
MARCO COMMUNITY BANCORP INC
filed 2004-08-16
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 333-103651

MARCO COMMUNITY BANCORP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	84-1620092
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,301,602 shares
(class)	Outstanding at July 13, 2004

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - At June 30, 2004 (unaudited) and at December 31, 2003	2

Condensed Consolidated Statements of Operations - Three and Six Months ended June 30, 2004, Three Months Ended June 30, 2003 and for the Period from January 28, 2003 (Date of Incorporation) to June 30, 2003 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity - Six Months ended June 30, 2004 and for the Period from January 28, 2003 (Date of Incorporation) to June 30, 2003 (unaudited)	4

Condensed Consolidated Statements of Cash Flows – Six Months ended June 30, 2004 and for the Period from January 28, 2003 (Date of Incorporation) to June 30, 2003 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-9

Review by Independent Registered Public Accounting Firm	10

Report of Independent Registered Public Accounting Firm	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 4. Submission of Matters to a Vote of Security Holders	16-17

Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURES	19

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets

Cash and due from banks	$728,259	1,019,814
Federal funds sold	15,878,000	8,829,000
Interest-bearing deposits	3,006,354	—

Total cash and cash equivalents	19,612,613	9,848,814

Loans, net of allowance for loan losses of $711,856 in 2004 and $235,716 in 2003	60,886,844	18,625,199
Premises and equipment, net	3,293,416	2,064,253
Federal Reserve Bank stock, at cost	175,300	180,950
Accrued interest receivable	165,542	48,302
Deferred income taxes	519,727	341,983
Other assets	59,129	175,766

Total assets	$84,712,571	31,285,267

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	3,310,949	3,346,587
Savings, NOW and money-market deposits	48,055,539	14,451,702
Time deposits	21,583,051	1,730,847

Total deposits	72,949,539	19,529,136

Official checks	775,125	504,894
Accrued interest payable and other liabilities	175,954	159,106

Total liabilities	73,900,618	20,193,136

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 1,301,602 and 1,300,000 shares issued and outstanding in 2004 and 2003	13,016	13,000
Additional paid-in capital	11,660,352	11,645,950
Accumulated deficit	(861,415)	(566,819)

Total stockholders’ equity	10,811,953	11,092,131

Total liabilities and stockholders’ equity	$84,712,571	31,285,267

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30, 2004	For the Period from January 28, 2003 (Date of Incorporation) to June 30, 2003
	2004	2003
Interest income:
Loans	$633,889	—	954,167	—
Other interest-earning assets	39,521	—	70,886	—

Total interest income	673,410	—	1,025,053	—

Interest expense-
Deposits	180,736	—	261,434	—

Net interest income	492,674	—	763,619	—

Provision for loan losses	298,018	—	476,140	—

Net interest income after provision for loan losses	194,656	—	287,479	—

Noninterest income:
Service charges on deposit accounts	1,675	—	3,182	—
Other service charges and fees	8,499	—	11,062	—

Total noninterest income	10,174	—	14,244	—

Noninterest expenses:
Salaries and employee benefits	186,824	—	380,682	—
Occupancy and equipment	43,557	—	89,053	—
Advertising	21,901	—	40,009	—
Insurance	4,034	—	7,832	—
Data processing	23,223	—	44,377	—
Telephone	3,698	—	7,889	—
Professional fees	46,367	—	66,676	—
Preopening and organizational expenses	—	119,920	—	132,387
Other	84,349	—	137,545	—

Total noninterest expenses	413,953	119,920	774,063	132,387

Loss before income tax benefit	(209,123)	(119,920)	(472,340)	(132,387)

Income tax benefit	78,696	—	177,744	—

Net loss	$(130,427)	(119,920)	(294,596)	(132,387)

Loss per share, basic and diluted	$(0.10)	(.35)	(0.23)	(0.76)

Weighted-average number of shares outstanding, basic and diluted	1,300,572	342,501	1,300,396	174,089

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Period from January 28, 2003 (Date of Incorporation)

to June 30, 2003 and the Six Months Ended June 30, 2004

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 28, 2003 (date of incorporation)	$—	—	(90,473)	(90,473)
Net loss (unaudited)	—	—	(132,387)	(132,387)
Sale of common stock (1,000,000 shares) net of issuance costs of $41,050 (unaudited)	10,000	8,948,950	—	8,958,950

Balance at June 30, 2003 (unaudited)	$10,000	8,948,950	(222,860)	8,736,090

Balance at December 31, 2003	$13,000	11,645,950	(566,819)	11,092,131
Exercise of stock warrants (1,602 shares) (unaudited)	16	14,402	—	14,418
Net loss (unaudited)	—	—	(294,596)	(294,596)

Balance at June 30, 2004 (unaudited)	$13,016	11,660,352	(861,415)	10,811,953

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2004	For the Period from January 28, 2003 (Date of Incorporation) to June 30, 2003
Cash flows from operating activities:
Net loss	$(294,596)	(132,387)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	34,308	—
Provision for loan losses	476,140	—
Credit for deferred income taxes	(177,744)	—
Amortization of loan fees and costs, net	30,743	—
Increase in accrued interest receivable	(117,240)	—
Decrease (increase) in other assets	116,637	(328,308)
Increase (decrease) in official checks, accrued interest payable and other liabilities	287,079	(177,510)

Net cash provided by (used in) operating activities	355,327	(638,205)

Cash flows from investing activities:
Net increase in loans	(42,768,528)	—
Purchase of premises and equipment	(1,263,471)	(1,115,710)
Redemption of Federal Reserve Bank Stock	5,650	—

Net cash used in investing activities	(44,026,349)	(1,115,710)

Cash flows from financing activities:
Net increase in deposits	53,420,403	—
Net proceeds from exercise of common stock warrants	14,418	—
Increase in due to organizers	—	60,000
Net proceeds from issuance of common stock	—	8,958,950

Net cash provided by financing activities	53,434,821	9,018,950

Net increase in cash and cash equivalents	9,763,799	7,265,035

Cash and cash equivalents at beginning of period	9,848,814	12,835

Cash and cash equivalents at end of period	$19,612,613	7,277,870

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest, net of interest capitalized of $43,313	$217,229	—

Income taxes	$—	—

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004, the results of operations for the three-and six-months ended June 30, 2004, the three-months ended June 30, 2003 and for the period from January 28, 2003 (date of incorporation) to June 30, 2003 and cash flows for the six-months ended June 30, 2004 and for the period from January 28, 2003 (date of incorporation) to June 30, 2003. The results of operations for the three- and six-months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

2.	Loan Impairment and Loan Losses

The Company had no impaired loans during the six months ended June 30, 2004. Also, at June 30, 2004, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

The activity in the allowance for loan losses follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Beginning balance	$413,838	235,716
Provision for loan losses	298,018	476,140

Ending balance	$711,856	711,856

3.	Loss Per Share

Basic and diluted loss per share have been computed based on the weighted-average number of shares outstanding during the period. Outstanding warrants are not considered dilutive due to the net loss incurred by the Company.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2004 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	11.27%	10.00%
Tier I capital to risk-weighted assets	10.02%	6.00%
Tier I capital to total assets - leverage ratio	7.98%	5.00%

5.	Income Taxes

At June 30, 2003, the Company was in the organizational phase of operations, therefore, no deferred tax asset was recorded. The deferred tax asset was recognized when banking operations commenced in the third quarter of 2003, when management determined it was more likely than not that the deferred tax asset would be realized over the loss carryforward period with future earnings.

6.	Stock Compensation Plans

In 2004, the Company adopted three stock option plans. The Employees’ Stock Option Plan is for the benefit of officers and other key employees of the Holding Company and the Bank. A total of 95,000 shares have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. In May 2004, 78,000 options were granted under this plan with a retroactive effective date coinciding with the employees’ date of employment.

The Directors’ Stock Option Plan is for the benefit of directors of the Holding Company and the Bank. A total of 95,000 shares have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. In May 2004, 67,500 options were granted under this plan with a retroactive effective date of August 18, 2003.

The Advisory Directors’ Stock Option Plan is for the benefit of advisory directors of the Company. A total of 25,000 shares have been reserved for this plan. Stock options will be granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. As of June 30, 2004, no stock options have been granted under this plan.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Stock Compensation Plans, Continued

A summary of the employees’ and directors’ plans is as follows:

	Number of Shares	Range of Per Share Option Exercise Price	Weighted- Average Per Share Exercise Price	Aggregate Option Price
The Employees’ Plan:

Options outstanding at December 31, 2003	—	$—	—	—
Options granted	78,000	9.00	9.00	702,000

Options outstanding at June 30, 2004	78,000	$9.00	9.00	702,000

The Directors’ Plan:

Options outstanding at December 31, 2003	—	$—	—	—
Options granted	67,500	9.00	9.00	607,500

Options outstanding at June 30, 2004	67,500	$9.00	9.00	607,500

The weighted-average remaining contractual life of the outstanding stock options at June 30, 2004 was 9.2 years.

These options are exercisable as follows:

Year Ending December 31,	Number of Shares	Weighted-Average Exercise Price
2004	23,900	$9.00
2005	29,100	9.00
2006	29,100	9.00
2007	29,100	9.00
2008	29,100	9.00
2009	5,200	9.00

	145,500	$9.00

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation Transition and Disclosure, (collectively, “SFAS No. 123”), encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Stock Compensation Plans, Continued

The following table illustrates the assumptions used in calculating the grant-date fair value and the effect on net loss and basic and diluted loss per share for the stock options granted in 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of proforma disclosure, the estimated fair value is included in expense in the period vesting occurs ($ in thousands, except per share amounts):

Three and Six Months Ended June 30, 2004
Assumptions:
Weighted-average risk-free rate of return	4.80%
Annualized dividend yield	—
Expected life of options granted	10 years
Expected stock volatility	—

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Grant-date fair value of options issued during the period	$490	490

Weighted-average grant-date fair value per option of options issued during the period	$3.37	3.37

Net loss, as reported	$(130)	(295)

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(162)	(162)

Proforma net loss	(292)	(457)

Basic loss per share:
As reported	$(.10)	(.23)

Proforma	$(.22)	(.35)

Diluted loss per share:
As reported	$(.10)	(.23)

Proforma	$(.22)	(.35)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2004, and for the three- and six-months ended June 30, 2004, the three months ended June 30, 2003 and for the period from January 28, 2003 (date of incorporation) to June 30, 2003 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiary (the “Company”) as of June 30, 2004, the related interim condensed consolidated statements of operations for the three and six months ended June 30, 2004, the three months ended June 30, 2003 and for the period from January 28, 2003 (date of incorporation) to June 30, 2003 and the statements of changes in stockholders’ equity and cash flows for the six-months ended June 30, 2004 and for the period from January 28, 2003 (date of incorporation) to June 30, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from January 28, 2003 (date of incorporation) to December 31, 2003 (not presented herein); and in our report dated January 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 13, 2004

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of June 30, 2004 and December 31, 2003

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

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2004 was from net deposit inflows of $53.4 million. Cash was used primarily to purchase federal funds of $7.0 million, originate loans, net of principal repayments totaling $42.8 million and to purchase premises and equipment of $1.3 million. At June 30, 2004, the Company had outstanding commitments to originate loans totaling $2.7 million. At June 30, 2004, the Bank exceeded its regulatory liquidity requirements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, Continued

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at June 30, 2004 follows:

Contract Amount
Commitments to extend credit	$2,660,000

Unused lines of credit	$15,426,000

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2004.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Results of Operations

Three Months Ended June 30, 2004

General. Net losses for the three months ended June 30, 2004 and 2003 were $130,000 and $120,000, respectively. The Bank commenced operations on August 18, 2003. At June 30, 2004, the Company had not achieved the asset size necessary to operate profitably.

Interest Income. Interest income was $673,000 for the three months ended June 30, 2004. The average balance of loans was $49.0 million with an average yield earned of 5.18% during the three months ended June 30, 2004. The average balance of other interest earning assets was $12.4 million with an average yield earned of 1.28% during the three months ended June 30, 2004.

Interest Expense. Interest expense on interest bearing deposits was $205,000, prior to the capitalization of interest, for the three months ended June 30, 2004. The average balance on deposits was $50.7 million with an average rate paid of 1.62% during the three months ended June 30, 2004. Interest expense of $24,000 was capitalized on the construction of a permanent banking facility which opened in June of 2004.

Provision for Loan Losses. The provision for loan losses was $298,000 for the three months ended June 30, 2004. The allowance for loan losses is $712,000 at June 30, 2004. While management believes that its allowance for loan losses is adequate as of June 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from assumptions used in making the initial determination.

Noninterest Income. Noninterest income was $10,000 for the three months ended June 30, 2004. Noninterest income consists of service charges and fees.

Noninterest Expenses. Total noninterest expense was $414,000 for the three months ended June 30, 2004. The large components of noninterest expense consists of $187,000 of employee compensation and benefits, $44,000 of occupancy and equipment expenses, and $84,000 of other expenses.

Income Taxes. Income tax benefit for the three months ended June 30, 2004 was $79,000 or 37.6%.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Six Months Ended June 30, 2004

General. Net losses for the six months ended June 30, 2004 and for the period from January 28, 2003 (date of incorporation) to June 30, 2003, were $295,000 and $132,000, respectively. The Bank commenced operations on August 18, 2003. At June 30, 2004, the Company had not achieved the asset size necessary to operate profitably.

Interest Income. Interest income was $1,025,000 for the six months ended June 30, 2004. The average balance of loans was $36.7 million with an average yield earned of 5.20% during the six months ended June 30, 2004. The average balance of other interest earning assets was $13.2 million with an average yield earned of 1.07% during the six months ended June 30, 2004.

Interest Expense. Interest expense on interest bearing deposits was $305,000, prior to the capitalization of interest, for the six months ended June 30, 2004. The average balance on deposits was $39.8 million with an average rate paid of 1.54% during the six months ended June 30, 2004. Interest expense of $43,000 was capitalized on the construction of a permanent banking facility which opened in June of 2004.

Provision for Loan Losses. The provision for loan losses was $476,000 for the six months ended June 30, 2004. The allowance for loan losses is $712,000 at June 30, 2004. While management believes that its allowance for loan losses is adequate as of June 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from assumptions used in making the initial determination.

Noninterest Income. Noninterest income was $14,000 for the six months ended June 30, 2004. Noninterest income consists of service charges and fees.

Noninterest Expenses. Total noninterest expense was $774,000 for the six months ended June 30, 2004. The large components of noninterest expense consists of $381,000 of employee compensation and benefits, $89,000 of occupancy and equipment expenses, and $138,000 of other expenses.

Income Taxes. Income tax benefit for the six months ended June 30, 2004 was $178,000 or 37.6%.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 17, 2004, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the following proposals were considered and acted upon:

PROPOSAL I. To elect the following directors:

	FOR	WITHHELD
Joel M. Cox	986,818	0
Bruce G. Fedor	981,818	5,000
Jamie B. Greusel	986,068	750
Robert A. Marks	986,818	0
Stephen A. McLaughlin	986,818	0
E. Terry Skone	986,818	0
Richard Storm, Jr.	986,818	0

PROPOSAL II. The approval of the 2003 Employees’ Incentive Stock Option and Limited Rights Plan;

FOR	AGAINST	ABSTAIN OR BROKER NON-VOTE
993,488	0	11,500

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Item 4. Submission of Matters to a Vote of Security Holders, Continued

PROPOSAL III. The approval of the 2003 Directors’ Stock Option and Limited Rights Plan;

FOR	AGAINST	ABSTAIN OR BROKER NON-VOTE
987,988	6,450	14,772

PROPOSAL IV. The approval of the 2003 Advisory Board Members’ Stock Option and Limited Rights Plan;

FOR	AGAINST	ABSTAIN OR BROKER NON-VOTE
979,166	9,400	17,022

PROPOSAL V. The ratification of the appointment of Hacker, Johnson & Smith, P.A., as the independent auditors for the Company for the fiscal year ending December 31, 2004;

FOR	AGAINST	ABSTAIN OR BROKER NON-VOTE
993,488	0	11,500

PROPOSAL VI. To adjourn the Annual Meeting to solicit additional proxies in the event that there are not sufficient votes to approve any one or more of the Proposals;

FOR	AGAINST	ABSTAIN OR BROKER NON-VOTE
989,916	1,250	13,822

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits denominated with (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Commission on March 7, 2003, those denominated with (b) were filed with the Company’s Form 10-KSB which was filed with the Securities and Exchange Commission on March 29, 2004 and those denominated with (c) were filed with the Company’s Form SB-2 SEC No. 333-117877 which was filed with the Securities and Exchange Commission on August 2, 2004.

Exhibit No.	Description of Exhibit
(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State

(a) 3.2	Bylaws of Marco Community Bancorp, Inc.

(a) 4.1	Specimen Common Stock Certificate

(a) 4.2	2003 Warrant Plan

(a) 4.3	Specimen Warrant Certificate

(b) 10.1	Letter Agreement with Michael A. Micallef

(c) 10.2	Letter Agreement with Thomas M. Whelan

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended June 30, 2004.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date: August 13, 2004	By:	/s/ Richard Storm, Jr.
Richard Storm, Jr., Chief Executive Officer

Date: August 13, 2004	By:	/s/ Thomas M. Whelan
Thomas M. Whelan, Senior Vice President and
Chief Financial Officer