Form 10QSB
period 2004-09-30
MARCO COMMUNITY BANCORP INC
filed 2004-11-15
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 333-103651

MARCO COMMUNITY BANCORP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	84-1620092
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1770 San Marco Road

Marco Island, Florida 34145

(Address of Principal Executive Offices)

(239) 389-5200

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,303,991 shares
(class)	Outstanding at October 29, 2004

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - At September 30, 2004 (unaudited) and at December 31, 2003	2

Condensed Consolidated Statements of Operations - Three and Nine Months ended September 30, 2004, Three Months Ended September 30, 2003 and for the Period from January 28, 2003 (Date of Incorporation) to September 30, 2003 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity - Nine Months ended September 30, 2004 and for the Period from January 28, 2003 (Date of Incorporation) to September 30, 2003 (unaudited)	4

Condensed Consolidated Statements of Cash Flows – Nine Months ended September 30, 2004 and for the Period from January 28, 2003 (Date of Incorporation) to September 30, 2003 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-10

Review by Independent Registered Public Accounting Firm	11

Report of Independent Registered Public Accounting Firm	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 6. Exhibits	18

SIGNATURES	19

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets

Cash and due from banks	$2,101,762	1,019,814
Federal funds sold	11,518,000	8,829,000
Interest-bearing deposits	3,021,394	—

Total cash and cash equivalents	16,641,156	9,848,814

Loans, net of allowance for loan losses of $931,875 in 2004 and $235,716 in 2003	81,562,219	18,625,199
Premises and equipment, net	3,824,125	2,064,253
Federal Reserve Bank stock, at cost	175,300	180,950
Accrued interest receivable	237,483	48,302
Deferred income taxes	504,517	341,983
Other assets	119,726	175,766

Total assets	$103,064,526	31,285,267

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	2,883,942	3,346,587
Savings, NOW and money-market deposits	59,489,609	14,451,702
Time deposits	26,033,825	1,730,847

Total deposits	88,407,376	19,529,136

Official checks	1,189,476	504,894
Accrued interest payable and other liabilities	2,609,046	159,106

Total liabilities	92,205,898	20,193,136

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 1,303,991 and 1,300,000 shares issued and outstanding in 2004 and 2003	13,040	13,000
Additional paid-in capital	11,681,829	11,645,950
Accumulated deficit	(836,241)	(566,819)

Total stockholders’ equity	10,858,628	11,092,131

Total liabilities and stockholders’ equity	$103,064,526	31,285,267

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 28, 2003 (Date of Incorporation) to September 30,
	2004	2003	2004	2003
Interest income:
Loans	$977,448	6,610	1,927,716	6,610
Other interest-earning assets	56,403	17,111	127,290	17,111

Total interest income	1,033,851	23,721	2,055,006	23,721

Interest expense:
Deposits	361,384	1,861	622,818	1,861
Other borrowings	—	2	—	2

Total interest expense	361,384	1,863	622,818	1,863

Net interest income	672,467	21,858	1,432,188	21,858

Provision for loan losses	220,019	63,026	696,159	63,026

Net interest income (expense) after provision for loan losses	452,448	(41,168)	736,029	(41,168)

Noninterest income:
Service charges on deposit accounts	3,062	352	6,244	352
Other service charges and fees	24,547	31	35,609	31

Total noninterest income	27,609	383	41,853	383

Noninterest expenses:
Salaries and employee benefits	232,199	89,535	609,031	89,535
Occupancy and equipment	60,504	21,310	149,557	21,310
Advertising	11,500	3,928	51,508	3,928
Insurance	5,907	1,848	15,052	1,848
Data processing	19,853	4,418	64,231	4,418
Telephone	5,364	3,074	13,253	3,074
Professional fees	30,852	19,954	97,528	19,954
Preopening and organizational expenses	—	158,233	—	290,620
Other	73,495	14,322	209,678	14,322

Total noninterest expenses	439,674	316,622	1,209,838	449,009

Earnings (loss) before income taxes	40,383	(357,407)	(431,956)	(489,794)

Income tax provision (benefit)	15,209	(218,355)	(162,534)	(218,355)

Net earnings (loss)	$25,174	(139,052)	(269,422)	(271,439)

Earnings (loss) per share, basic and diluted	$0.02	(.14)	(.21)	(.53)

Weighted-average number of shares outstanding, basic and diluted	1,301,784	1,014,448	1,300,864	509,548

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Period from January 28, 2003 (Date of Incorporation)

to September 30, 2003 and the Nine Months Ended September 30, 2004

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 28, 2003	$—	—	(90,473)	(90,473)
Net loss for the period from January 28, 2003 (date of incorporation) to September 30, 2003 (unaudited)	—	—	(271,439)	(271,439)
Sale of common stock (1,094,735 shares) net of issuance costs of $41,050 (unaudited)	10,947	9,800,618	—	9,811,565

Balance at September 30, 2003 (unaudited)	$10,947	9,800,618	(361,912)	9,449,653

Balance at December 31, 2003	$13,000	11,645,950	(566,819)	11,092,131
Exercise of stock warrants (3,991 shares) (unaudited)	40	35,879	—	35,919
Net loss (unaudited)	—	—	(269,422)	(269,422)

Balance at September 30, 2004 (unaudited)	$13,040	11,681,829	(836,241)	10,858,628

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2004	For the Period from January 28, 2003 (Date of Incorporation) to September 30, 2003
Cash flows from operating activities:
Net loss	$(269,422)	(271,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	63,743	5,435
Provision for loan losses	696,159	63,026
Credit for deferred income taxes	(162,534)	(218,355)
Amortization of loan fees, net	(51,939)	(73)
Increase in accrued interest receivable	(189,181)	(5,506)
Decrease (increase) in other assets	56,040	(36,620)
Increase in official checks, accrued interest payable and other liabilities	3,134,522	1,329,187

Net cash provided by operating activities	3,277,388	865,655

Cash flows from investing activities:
Net increase in loans	(63,581,240)	(5,047,722)
Purchase of premises and equipment	(1,823,615)	(1,517,652)
Redemption of Federal Reserve Bank Stock	5,650	—

Net cash used in investing activities	(65,399,205)	(6,565,374)

Cash flows from financing activities:
Net increase in deposits	68,878,240	4,839,760
Net proceeds from issuance of common stock	35,919	9,811,565
Increase in due to organizers	—	60,000
Redemption of preferred stock	—	(180,000)

Net cash provided by financing activities	68,914,159	14,531,325

Net increase in cash and cash equivalents	6,792,342	8,831,606
Cash and cash equivalents at beginning of period	9,848,814	12,835

Cash and cash equivalents at end of period	$16,641,156	8,844,441

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest, net of interest capitalized of $52,000	$511,658	1,657

Income taxes	$—	—

Noncash transaction -
Conversion of amount due to organizers to preferred stock	$—	180,000

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2004, the results of operations for the three-and nine-months ended September 30, 2004, the three-months ended September 30, 2003 and for the period from January 28, 2003 (date of incorporation) to September 30, 2003 and cash flows for the nine-months ended September 30, 2004 and for the period from January 28, 2003 (date of incorporation) to September 30, 2003. The results of operations for the three- and nine-months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

2.	Loan Impairment and Loan Losses

The Company had no impaired loans in 2004 or 2003. Also, at September 30, 2004, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

The activity in the allowance for loan losses follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 28, 2003 (Date of Incorporation) to September 30,
	2004	2003	2004	2003
Beginning balance	$711,856	—	235,716	—
Provision for loan losses	220,019	63,026	696,159	63,026

Ending balance	$931,875	63,026	931,875	63,026

3.	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been computed based on the weighted-average number of shares outstanding during the period. Outstanding options and warrants are not considered dilutive.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2004 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	12.79%	10.00%
Tier I capital to risk-weighted assets	11.54%	6.00%
Tier I capital to total assets - leverage ratio	8.27%	5.00%

5.	Income Taxes

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

In 2004, the Company adopted three stock option plans. The Employees’ Stock Option Plan is for the benefit of officers and other key employees of the Holding Company and the Bank. A total of 95,000 shares have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. In May 2004, 78,000 options were granted under this plan with a retroactive effective date coinciding with the employees’ date of employment. During the three months ended September 30, 2004, 1,000 additional options were granted.

The Directors’ Stock Option Plan is for the benefit of directors of the Holding Company and the Bank. A total of 95,000 shares have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. In May 2004, 67,500 options were granted under this plan with a retroactive effective date of August 18, 2003. During the three months ended September 30, 2004, 12,500 additional options were granted.

The Advisory Directors’ Stock Option Plan is for the benefit of advisory directors of the Company. A total of 25,000 shares have been reserved for this plan. Stock options will be granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have six year terms and begin vesting one year after the date of grant at 25% a year over a four year period. During the three months ended September 30, 2004, 17,500 options were granted.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Stock Compensation Plans, Continued

A summary of the employees’ and directors’ plans is as follows (in thousands, except for share and per share information):

	Number of Shares	Range of Per Share Option Exercise Price	Weighted- Average Per Share Exercise Price	Aggregate Option Price
The Employees’ Plan:

Options outstanding at December 31, 2003	—	$—	—	—
Options granted	79,000	9.00-10.00	9.01	712
Options forfeited	(5,200)	9.00	9.00	(47)

Options outstanding at September 30, 2004	73,800	$9.00-10.00	9.01	665

The Directors’ Plan:

Options outstanding at December 31, 2003	—	$—	—	—
Options granted	80,000	9.00-10.00	9.16	733

Options outstanding at September 30, 2004	80,000	$9.00-10.00	9.16	733

The Advisory Directors’ Plan:

Options outstanding at December 31, 2003	—	$—	—	—
Options granted	17,500	9.00	9.00	158

Options outstanding at September 30, 2004	17,500	$9.00	9.00	158

The weighted-average remaining contractual life of the outstanding stock options at September 30, 2004 was 9.0 years.

These options are exercisable as follows:

Year Ending December 31,	Number of Shares	Weighted-Average Exercise Price
2004	23,900	$9.00
2005	34,875	9.08
2006	34,875	9.08
2007	34,875	9.08
2008	34,875	9.08
2009	7,900	9.34

	171,300	$9.08

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Stock Compensation Plans, Continued

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

The following table illustrates the assumptions used in calculating the grant-date fair value and the effect on net earnings (loss) and basic and diluted earnings (loss) per share for the stock options granted in 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of proforma disclosure, the estimated fair value is included in expense in the period vesting occurs ($ in thousands, except per share amounts):

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Assumptions:
Weighted-average risk-free rate of return	4.300%	4.058%
Annualized dividend yield	—	—
Expected life of options granted	10 years	10 years
Expected stock volatility	10.97%	10.97%

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Grant-date fair value of options issued during the period	$88	579

Weighted-average grant-date fair value per option of options issued during the period	$2.85	3.28

Net earnings (loss), as reported	$25	(269)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(22)	(184)

Proforma net earnings (loss)	$3	(453)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Stock Compensation Plans, Continued

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Basic earnings (loss) per share:
As reported	$.02	(.21)

Proforma	$—	(.35)

Diluted earnings (loss) per share:
As reported	$.02	(.21)

Proforma	$—	(.35)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2004, and for the three- and nine-months ended September 30, 2004, the three months ended September 30, 2003 and for the period from January 28, 2003 (date of incorporation) to September 30, 2003 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiary (the “Company”) as of September 30, 2004, the related interim condensed consolidated statements of operations for the three and nine months ended September 30, 2004, the three months ended September 30, 2003 and for the period from January 28, 2003 (date of incorporation) to September 30, 2003 and the statements of changes in stockholders’ equity and cash flows for the nine-months ended September 30, 2004 and for the period from January 28, 2003 (date of incorporation) to September 30, 2003. These interim financial statements are the responsibility of the Company’s management.

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
November 11, 2004

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of September 30, 2004 and December 31, 2003

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

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2004 was from net deposit inflows of $68.9 million and cash flow from operations of $3.3 million. Cash was used primarily to purchase federal funds of $2.7 million, invest in interest bearing deposits of $3.0 million, originate loans, net of principal repayments totaling $63.6 million and to purchase premises and equipment of $1.8 million. At September 30, 2004, the Bank exceeded its regulatory liquidity requirements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, Continued

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at September 30, 2004 follows:

Contract Amount
Commitments to extend credit	$—

Unused lines of credit	$22,725,000

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in the next twelve months.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Results of Operations

Three Months Ended September 30, 2004

General. Net earnings for the three months ended September 30, 2004 were $25,000. Net losses for the three months ended September 30, 2003 were $139,000. The Bank commenced operations on August 18, 2003, therefore a comparison to the 2003 period is not relevant.

Interest Income. Interest income was $1.0 million for the three months ended September 30, 2004. The average balance of loans was $72.6 million with an average yield earned of 5.34% during the three months ended September 30, 2004. The average balance of other interest earning assets was $15.6 million with an average yield earned of 1.43% during the three months ended September 30, 2004.

Interest Expense. Interest expense on interest bearing deposits was $370,000, prior to the capitalization of interest, for the three months ended September 30, 2004. The average balance on deposits was $79.6 million with an average rate paid of 1.85% during the three months ended September 30, 2004. Interest expense of $9,000 was capitalized on the construction of a permanent banking facility which opened in June of 2004.

Provision for Loan Losses. The provision for loan losses was $220,000 for the three months ended September 30, 2004. The allowance for loan losses is $932,000 at September 30, 2004. While management believes that its allowance for loan losses is adequate as of September 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from assumptions used in making the initial determination.

Noninterest Income. Noninterest income was $28,000 for the three months ended September 30, 2004. Noninterest income consists of service charges and fees.

Noninterest Expenses. Total noninterest expense was $440,000 for the three months ended September 30, 2004. The largest components of noninterest expense consists of $232,000 of employee compensation and benefits, $61,000 of occupancy and equipment expenses, and $73,000 of other expenses.

Income Taxes. The income tax provision for the three months ended September 30, 2004 was $15,000 or 37.7%.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

Nine Months Ended September 30, 2004

General. Net losses for the nine months ended September 30, 2004 and for the period from January 28, 2003 (date of incorporation) to September 30, 2003, were $269,000 and $271,000, respectively. The Bank commenced operations on August 18, 2003, therefore a comparison to the 2003 period is not relevant.

Interest Income. Interest income was $2.1 million for the nine months ended September 30, 2004. The average balance of loans was $49.2 million with an average yield earned of 5.24% during the nine months ended September 30, 2004. The average balance of other interest earning assets was $14.0 million with an average yield earned of 1.21% during the nine months ended September 30, 2004.

Interest Expense. Interest expense on interest bearing deposits was $675,000, prior to the capitalization of interest, for the nine months ended September 30, 2004. The average balance on deposits was $54.7 million with an average rate paid of 1.65% during the nine months ended September 30, 2004. Interest expense of $52,000 was capitalized on the construction of a permanent banking facility which opened in June of 2004.

Provision for Loan Losses. The provision for loan losses was $696,000 for the nine months ended September 30, 2004. The allowance for loan losses is $932,000 at September 30, 2004. While management believes that its allowance for loan losses is adequate as of September 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from assumptions used in making the initial determination.

Noninterest Income. Noninterest income was $42,000 for the nine months ended September 30, 2004. Noninterest income consists of service charges and fees.

Noninterest Expenses. Total noninterest expense was $1.2 million for the nine months ended September 30, 2004. The largest components of noninterest expense consists of $609,000 of employee compensation and benefits, $150,000 of occupancy and equipment expenses, and $210,000 of other expenses.

Income Taxes. The income tax benefit for the nine months ended September 30, 2004 was $163,000 or 37.6%.

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

Exhibit No.			Description of Exhibit
(a	)	3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State

(a	)	3.2	Bylaws of Marco Community Bancorp, Inc.

(a	)	4.1	Specimen Common Stock Certificate

(a	)	4.2	2003 Warrant Plan

(a	)	4.3	Specimen Warrant Certificate (2003)

(c	)	4.4	Specimen Warrant Certificate (2004)

(b	)	10.1	Letter Agreement with Michael A. Micallef

(c	)	10.2	Letter Agreement with Thomas M. Whelan

		10.3	Employees’ Stock Option Plan

		10.4	Directors’ Stock Option Plan

		10.5	Advisory Directors’ Stock Option Plan

		31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

		31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date: November 15, 2004	By:	/s/ Richard Storm, Jr.
Richard Storm, Jr., Chief Executive Officer

Date: November 15, 2004	By:	/s/ Thomas M. Whelan
Thomas M. Whelan, Senior Vice President and
Chief Financial Officer