Form 10KSB
period 2004-12-31
MARCO COMMUNITY BANCORP INC
filed 2005-03-21
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO              .

Commission File No. 333-103651

MARCO COMMUNITY BANCORP, INC.

(Name of small business issuer in its charter)

Florida	84-1620092
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1770 San Marco Road	34145
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (239) 389-5200

Securities registered under Section 12(b) of the Securities Exchange Act of 1934: None.

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: Common Stock $0.01 par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year: $3,590,941

There were 1,585,716 shares of common stock outstanding at January 31, 2005. There were no shares of preferred stock outstanding at January 31, 2005. The total market value of the common stock held by non-affiliates at January 31, 2005, was $9,722,740.

Documents incorporated by reference: Proxy Statement for the Annual Meeting of Shareholders filed electronically on March 21, 2005.

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

General

Marco Community Bancorp, Inc. (“MCBI”) was incorporated under the laws of the State of Florida on January 28, 2003, for the purpose of organizing Marco Community Bank (“Bank”) (MCBI and the Bank are collectively referred to as the “Company”) and purchasing 100% of the to-be-issued capital stock of the Bank. The Company was formed by a group of Marco Island business leaders, bank executives and community leaders who believed that there was a significant demand for a locally-owned community bank.

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

The Bank commenced business operations on August 18, 2003 in a temporary facility located at 1770 San Marco Road, Marco Island, Florida 34145, Marco Island, Florida. Our permanent office condominium facility was completed at the same site and we commenced occupancy in the third quarter of 2004.

MCBI’s other wholly-owned subsidiary, MCB Commercial Lending Corp. (“MCBCLC”) was incorporated on October 22, 2004, and commenced a commercial lending brokerage business on November 8, 2004. MCBCLC operates primarily in the same markets as the Bank.

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

The Bank’s loan policy provides the Bank’s lenders with the discretion necessary to accomplish our lending objectives, while assuring compliance with banking regulations. The Bank Board’s Loan Committee is responsible for ensuring the soundness of the Bank’s credit policy, adherence to lending policies and compliance with applicable laws, rules and regulations. To fulfill these responsibilities, the Loan Committee reviews the adequacy of the Bank’s credit policy on at least an annual basis, reviews all large loans and monitor the performance of the loan portfolio on an ongoing basis. At December 31, 2004, loans comprised 81% of our total assets.

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

Consumer Loans - Consumer loans are be provided to individuals for household, family and personal expenditures. Consumer loans generally involve more risk than mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal. This risk is due to the potential for damage to the collateral or other loss of value, and the fact that any remaining deficiency often does not warrant further collection efforts. In addition, consumer loan performance depends on the borrower’s continued financial stability and is, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Generally, consumer loans have a maturity of not longer than six years. The primary type of consumer lending will be for the financing of boats and automobiles, pre-approved liens of credit, home improvements and education.

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, the Bank has considered that as of December 31, 2004, approximately 7.3% of outstanding loans are in the commercial real estate loan category compared to 7.7% at December 31, 2003. At December 31, 2004, commercial loans represented 7.5% of our loan portfolio, compared to 5.2% at December 31, 2003. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2004, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management’s judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect the borrower’s ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market. During the years ended December 31, 2003 and 2004, no loans were charged off against the allowance for loan losses.

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

Investments

We enter into Federal Funds transactions with our principal correspondent banks and primarily act as a net seller of such funds. The sale of Federal Funds amount to a short-term loan from us to another bank, usually overnight. At December 31, 2004, Federal Funds sold comprised 8.7% of our total assets, compared to 28.2% as of December 31, 2003. At December 31, 2004, we had no investment securities.

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

Loan Brokerage

The mission of our commercial lending subsidiary, MCBCLC is to provide commercial loans to our customers that would otherwise seek financing elsewhere because of credit limit constraints. That flexibility is created by participating at least 50% of the loan amount to a participating bank. Commercial borrowers can receive high touch community bank service with borrowing amounts that are associated with regional bank credit limits. Significant deposits associated with the transaction such as escrows, interest reserves and CD collateralization can provide additional reasonably priced sources of funding for the Bank.

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

Employees

As of December 31, 2004, we employed 21 full-time persons, including two executive officers. Employees are hired as needed to meet company-wide personnel demands.

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

Federal bank regulatory agencies possess broad powers to take prompt corrective action as deemed appropriate for an insured depository institution and its holding company, based on the institution’s capital levels. The extent of these powers depends upon whether the bank in question is considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Generally, as a bank is deemed to be less than well-capitalized, the scope and severity of the agencies’ powers increase, ultimately permitting an agency to appoint a receiver for the bank. Business activities may also be influenced by a bank’s capital classification. For instance, only a “well-capitalized” bank may accept brokered deposits without prior regulatory approval, and can engage in various expansion activities with prior notice, rather than prior regulatory approval. However, rapid growth, poor loan portfolio performance or poor earnings performance, or a combination of these factors, could change the capital position of the bank in a relatively short period of time. Failure to meet these capital requirements could subject the bank to regulatory action, which may include filing with the appropriate bank regulatory authorities a plan describing the means and a schedule for achieving the minimum capital requirements. In addition, the Bank would not be able to receive regulatory approval of any application that required consideration of capital adequacy, such as a branch or merger application, unless we could demonstrate a reasonable plan to meet the capital requirement within an acceptable period of time.

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

Recent Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its consolidated financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (“Issue 03-1”). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments, and required certain additional financial statement disclosures. The implementation of the “Other-than-Temporary Impairment” component of this consensus has been postponed. Management cannot determine the effect of the adoption of this guidance on the Company’s consolidated financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options and warrants, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities will adopt this Statement using a modified version of prospective application. Under this application, this Statement will apply to new awards and to awards modified, repurchased or cancelled after the required effective date and to awards not yet vested that exist as of the effective date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not yet determined what effect this Statement will have on the Company’s 2006 consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an Amendment to APB opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for fiscal periods beginning after June 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

ITEM 2. DESCRIPTION OF PROPERTY

On June 18, 2004, we moved into our new headquarters office which is located at 1770 San Marco Road, Marco Island, Florida. This is a two-story 12,500 square foot office condominium building, which was custom built to meet our specifications. The Bank owns the first floor and currently conducts all of its retail operations from this location. There are four drive-through lanes, one of which has an ATM. We have five teller stations in our lobby and nine offices for customer service personnel, loan offices and private banking. There are staff facilities and a community room. MCB owns most of the second floor and its offices are located there along with executive offices of our Bank’s executive officers, which are leased by the Bank. Approximately 2,832 square feet are available for short-term leasing and 1,168 square feet were sold to an unrelated third party in 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

No market exists for the common shares of MCBI. It is not anticipated that an active public market will develop for the common shares of MCBI because, at this time, we do not intend to seek a listing for our common stock on a national securities exchange or to qualify such common stock for quotation on the National Association of Securities Dealers Automated Quotation System. No dividends were paid on MCBI common stock in 2004 or 2003. As of December 31, 2004, MCBI common stock was held by approximately 484 shareholders.

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

The Company has conducted two offerings of its common stock, and in both it issued warrants. 1,000,000 warrants representing 250,000 shares were issued in the first offering with a price per share of $9.00. As of December 31, 2004, 27,164 warrants had been exercised, equaling 6,791 shares. In the second offering, the Company issued 265,000 warrants to purchase the same number of shares with an exercise price of $12.00 per share. As of December 31, 2004, none of these warrants had been exercised.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

At December 31, or for the Period then Ended

($ in thousands, except per share figures)

	2004	2003
At Year End:
Cash and cash equivalents	$18,043	$9,849
Loans, net	96,012	18,625
All other assets	4,519	2,811

Total assets	$118,574	$31,285

Deposit accounts	103,509	19,529
All other liabilities	1,392	664
Stockholders’ equity	13,673	11,092

Total liabilities and stockholders’ equity	$118,574	$31,285

Total interest income	3,509	188
Total interest expense	1,099	11

Net interest income	2,410	177
Provision for loan losses	845	236

Net interest income (expense) after provision for loan losses	1,565	(59)
Noninterest income	82	2
Noninterest expenses	1,804	761

Loss before income tax benefit	(157)	(818)
Income tax benefit	59	342

Net loss	$(98)	$(476)

Basic and diluted loss per share	$(0.07)	$(.51)

Ratios and Other Data:
Return on average assets	(0.12)%	(3.90)%
Return on average equity	(0.88)%	(5.67)%
Average equity to average assets	14.00%	68.71%
Interest-rate spread during the period	2.92%	2.27%
Net yield on average interest-earning assets	3.19%	2.73%
Dividend Payout Rate	—	—
Ratio of average interest-earning assets to average Interest-bearing liabilities	1.18	1.78
Nonperforming loans and foreclosed real estate as a Percentage of total assets at end of year	—	—
Allowance for loan losses as a percentage of total loans at end of year	1.11%	1.25%
Total number of banking offices	1	1
Total shares outstanding at end of year	1,573,091	1,300,000
Book value per share at end of year	$8.69	$8.53

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2004 and 2003 and the Periods then Ended

General

Marco Community Bancorp, Inc., a Florida corporation (the “Holding Company”), was incorporated on January 28, 2003 for the purpose of operating as a one-bank holding company. The Holding Company currently owns 100% of the outstanding shares of Marco Community Bank (the “Bank”) and MCB Commercial Lending Corp. (“MCBCLC”) (collectively, the “Company”). The Holding Company’s only business is the ownership and operation of the Bank and MCBCLC. The Bank is a Florida-chartered commercial bank which opened for business on August 18, 2003. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals from its banking office located in Marco Island, Florida. MCBCLC operates as a commercial loan brokerage business.

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

Liquidity and Capital Resources

Our total assets at December 31, 2004 were $118.6 million and net loans were $96.0 million, while at December 31, 2003, total assets were $ 31.3 million and net loans were $ 18.6 million. Deposits totaled $103.5 million at December 31, 2004 and $19.5 million at December 31, 2003. The Company’s primary source of cash during the period ended December 31, 2004, was deposit inflows of $84.0 million and for the period ended December 31, 2003, primarily from deposits inflows of $19.5 million and the sale of common stock of $11.7 million. Cash was used primarily to originate loans, net of principal repayments, of $78.2 and $18.8 million in 2004 and 2003, respectively. At December 31, 2004, we had no outstanding commitments to originate loans, commitments to borrowers for available lines of credit totaling $23.3 million and had time deposits of $19.3 million maturing in the next twelve months. At December 31, 2003, we had outstanding commitments to originate loans totaling $4.1 million, commitments to borrowers for available lines of credit totaling $ 3.1 million and had time deposits of $ 1.7 million maturing in the next twelve months. We expect to fund our commitments from the sources described above and could adjust the interest-rates paid on deposits if necessary to attract or retain time deposit accounts.

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

Credit Risk

Our primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2004 and 2003, we had no nonperforming assets or loans delinquent ninety days or more, and we had no charge-offs.

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

Summary of Loan Loss Experience

An analysis of the Bank’s allowance for loan losses for 2004 and 2003, is furnished in the following table (in thousands);

	Period Ended December 31, 2004	Period Ended December 31, 2003
Balance at beginning of period	$236	$0
Charge-offs	0	0
Recoveries	0	0
Additions charged to operations	845	236

Balance at end of period	$1,081	$236

Average loans outstanding during the period	$59,178	$3,125

At December 31, 2004 and 2003, the allowance was allocated as follows ($ in thousands):

	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	2004		2003
Commercial real estate	$88	7.3%	$17	7.7%
Commercial	92	7.5	41	5.2
Residential real estate	411	38.9	111	50.2
Consumer	88	8.0	23	4.3
Home equity loans and lines of credit	402	38.3	44	32.6

Total	$1,081	100.0%	$236	100.0%

Loan Portfolio Composition

Residential real estate loans comprise the largest group of loans in our portfolio amounting to $37.8 million, or 38.9% of the total loan portfolio as of December 31, 2004 and $ 9.5 million, or 50.2 % of the total loan portfolio as of December 31, 2003. At December 31, 2004, home equity loans and lines of credit were $37.2 million, loans secured by commercial real estate were $7.1 million, commercial loans amounted to $7.3 million and consumer loans totaled $7.7 million. At December 31, 2003, home equity loans and lines of credit were $6.1 million, loans secured by commercial real estate were $1.5 million, commercial loans amounted to $977,000 and consumer loans totaled $804,000.

The following table sets forth the composition of the loan portfolio:

	At December 31, 2004
	Amount	% of Total
	(in thousands)
Commercial real estate	$7,061	7.3%
Commercial	7,322	7.5
Residential real estate	37,758	38.9
Consumer	7,743	8.0
Home equity loans and lines of credit	37,191	38.3

Total loans	97,075	100.0%

Add (subtract):
Deferred loan costs net	18
Allowance for loan losses	(1,081)

Loans, net	$96,012

	At December 31, 2003
	Amount	% of Total
	(in thousands)
Commercial real estate	$1,457	7.7%
Commercial	977	5.2
Residential real estate	9,465	50.2
Consumer	804	4.3
Home equity loans and lines of credit	6,150	32.6

Total loans	18,853	100.0%

Add (subtract):
Deferred loan costs net	8
Allowance for loan losses	(236)

Loans, net	$18,625

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Bank’s liquidity position was initially established through the Holding Company’s purchase of $ 6.4 million of the common stock of the Bank. In 2004, the Holding Company contributed an additional $5.1 million to the Bank’s capital. As the Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Bank deposits were $103.5 million at December 31, 2004 and $ 19.5 million at December 31, 2003. Below are the pertinent liquidity balances and ratios at December 31, 2004 and 2003 ($ in thousands).

	At December 31, 2004	At December 31, 2003
Cash and cash equivalents	$18,043	$9,849

Time deposits over $100,000 to total deposits ratio	12.5%	8.1%
Loan to deposit ratio	93.8%	96.5%
Brokered deposits	$17,020	$1,585

Cash and cash equivalents are the primary source of liquidity. At December 31, 2004, cash and cash equivalents amounted to $18.0 million, representing 15.2% of total assets. At December 31, 2003, cash and cash equivalents amounted to $9.8 million, representing 31.5 % of total assets. At December 31, 2004 and December 31, 2003, large denomination certificates accounted for 12.5% and 8.1%, respectively, of total deposits. Large denomination time deposits generally are more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination time deposits and periodically adjusts the Bank’s rates in accordance with market demands. Significant withdrawals of large denomination time deposits may have a material adverse effect on the Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from bank customers residing outside of Collier County, Florida, the volatility of such deposits is higher than if such deposits were obtained from depositors residing inside of Collier County, as outside depositors are generally more likely to be interest rate sensitive. Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2004 and 2003, the Bank had $17.0 million and $1.6 million, respectively, in brokered deposits in its portfolio. Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Bank’s liquidity increasing or decreasing in any material way in the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2004, the most recent notification from the regulatory authorities categorized the Bank as well capitalized. An institution must maintain certain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. See Note 11 to the Consolidated Financial Statements for the actual capital amounts and ratios.

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2004 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

	Three Months	More Than Three Months to One Year	More Than One Year To Five Years	More Than Five Years to Fifteen Years	Over Fifteen Years	Total
Loans (1):
Variable rate	$78,095	1,346	2,767	—	—	82,208
Fixed rate	60	2,901	9,628	2,278	—	14,867

Total loans	78,155	4,247	12,395	2,278	—	97,075
Federal funds sold	10,259	—	—	—	—	10,259
Interest bearing due from banks	4,695	—	—	—	—	4,695
Federal Reserve Bank stock	—	—	—	228	—	228

Total rate-sensitive assets	93,109	4,247	12,395	2,506	—	112,257

Deposit accounts:
Savings, NOW and money market deposits (2)	65,831	—	—	—	—	65,831
Time deposits (2)	6,352	12,898	13,947	—	—	33,197

Total rate-sensitive liabilities	72,183	12,898	13,947	—	—	99,028

GAP repricing differences	$20,926	(8,651)	(1,552)	2,506	—	13,229

Cumulative GAP	$20,926	12,275	10,723	13,229	13,229	13,229

Cumulative GAP/total assets	17.65%	10.35%	9.04%	11.16%	11.16%	11.16%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the loan portfolio at December 31, 2004 (in thousands):

Years Ending December 31,	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Home equity and Lines of Credit	Total
2005	$2,737	$1,684	$14,857	$2,271	$982	$22,531
2006-2009	2,259	3,299	10,956	1,692	1,919	20,125
2010 and beyond	2,065	2,339	11,945	3,780	34,290	54,419

Total	$7,061	$7,322	$37,758	$7,743	$37,191	$97,075

Of the $ 74.5 million of loans due after 2005, 16.0% of such loans have fixed-interest rates.

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

We have emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At December 31, 2004		At December 31, 2003
	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing deposits	$4,480	4.3%	$3,346	17.1%
Savings, NOW and money market deposits	65,831	63.6	14,452	74.0

Subtotal	70,311	67.9	17,798	91.1

Certificate of deposits:
0.00% - 2.99%	20,465	19.8	1,731	8.9
3.00% - 3.99%	7,488	7.2	—	—
4.00% - 4.99%	4,645	4.5	—	—
5.00% - 5.99%	600	0.6	—	—

Total certificates of deposit	33,198	32.1	1,731	8.9

Total deposits	$103,509	100.0%	$19,529	100.0%

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

At December 31, 2004
Due in three months or less	$593
Due in more than three and up to six month	2,282
Due in less than six months and up to one year	3,520
Due in more than one year	6,542

Total	$12,937

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

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread; (v) net interest margin (in thousands).

	2004			2003
	Average Balance	Interest and Dividends	Average Yield/Cost	Average Balance	Interest and Dividends	Average Yield/Cost
Interest-earning assets:
Loans	$59,178	3,299	5.57%	3,125	163	5.22%
Other interest-earning assets (1)	14,740	210	1.42	2,553	25.97

Total interest-earning assets	73,918	3,509	4.75	5,678	188	3.31

Noninterest-earning assets	5,338			6,537

Total assets	$79,256			12,215

Interest-bearing liabilities:
Savings, money market and NOW deposits	46,105	704	1.53	3,117	32	1.03
Time deposits (2)	16,632	447	2.69	71	1	1.41

Total interest-bearing deposits	62,737	1,151	1.83	3,188	33	1.04

Noninterest-bearing liabilities	5,425			634
Stockholders’ equity	11,094			8,393

Total liabilities and stockholders’ equity	$79,256			12,215

Net interest/dividend income(2)		$2,358			155

Interest-rate spread(3)			2.92%			2.27%

Net interest margin (4)			3.19%			2.73%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.18			1.78

(1)	Includes interest-bearing deposits, federal funds sold and Federal Reserve Bank stock.
(2)	Interest expense and net interest/dividend income is prior to capitalization of interest
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income dividend by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in rate (change in rate multiplied by prior volume); (2) changes in volume (change in volume multiplied by prior rate); and (3) changes in rate-volume (change in rate multiplied by change in volume).

	Increase (Decrease) Due to
	Rate	Volume	Rate/Volume	Total
	(In thousands)
Year Ended December 31, 2004 vs. 2003:

Interest-earning assets:
Loans	$11	$2,928	$197	$3,136
Other interest-earning assets	11	120	54	185

Total	22	3,048	251	3,321

Interest-bearing liabilities:
Deposits:
Savings, demand, money-market and NOW deposits	15	442	215	672
Time deposits	1	233	212	446

Total	16	675	427	1,118

Net change in net interest income	$6	$2,373	$(176)	$2,203

Non-Interest Expense

Non-interest expense for the year ended December 31, 2004, amounted to $1.8 million. As a percent of total average assets, non-interest expense amounted to 2.3%.

The components of non-interest expense for the periods indicated are set forth below (in thousands):

	2004	2003
Salaries and benefits	$916	$239
Occupancy and equipment	222	77
Data processing	86	31
Advertising	75	31
Professional fees	124	33
Preopening and organizational expenses	—	291
General operating expenses	381	59

Total non-interest expense	$1,804	$761

Comparison of the Year Ended December 31, 2004 and 2003

General. Net losses for the year ended December 31, 2004 were $98,000 or $0.07 per basic share and $0.07 per diluted share compared to net losses of $476,000 or $0.51 per basic and $0.51 per diluted share for 2003. The improved results were primarily due to an increase in net interest income resulting from growth in our interest-earning assets.

Interest Income. Interest income increased to $3.5 million for the year ended December 31, 2004 from $188,000 for the period ended December 31, 2003. Interest on loans increased to $3.3 million due to an increase in the average loan portfolio balance in 2004 and an increase in the weighted-average yield earned in 2004. Interest on other interest-earning assets increased from $25,000 for the period ended December 31, 2003 to $210,000 for the year ended December 31, 2004 due to an increase in the weighted-average yield earned in 2004 combined with an increase in the average balance.

Interest Expense. Interest expense on deposits increased to $1.2 million, before capitalized interest, for the year ended December 31, 2004 from $33,000, before capitalized interest, in 2003. The increase is primarily due to an increase in the average deposits in 2004.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending we conduct, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. The provision for loan losses was $845,000 for the year ended December 31, 2004 compared to $236,000 for 2003. The increase resulted from growth in our loan portfolio. The allowance for loan losses is $1.0 million at December 31, 2004. While management believes its allowance for loan losses is adequate as of December 31, 2004, future adjustments to our allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the determination.

Non-interest Income. Non-interest income increased to $82,000 for the year ended December 31, 2004 from $2,000 for the period ended December 31, 2003. The increase was due to an increase in service charges and fees in 2004 due to the growth of the Bank.

Non-interest Expense. Total non-interest expense increased to $1.8 million for the year ended December 31, 2004 from $762,000 for 2003. The increase was primarily due to an increase in salaries and employee benefits, occupancy and other expenses due to the opening of our full-service office in the third quarter of 2004 and the overall growth of the Bank.

Income Taxes. The income tax benefit for the year-end December 31, 2004 was $59,000 (an effective rate of 37.6%) compared to $342,000 in 2003 (an effective rate of 41.8%).

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepting accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31 are as follows (in thousands, except share amounts):

	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	1,450	1,034	673	352	164	24	—	—
Interest expense	476	361	181	81	9	2	—	—

Net interest income	974	673	492	271	155	22	—	—
Provision for loan losses	149	220	298	178	172	63	—	—
Earnings (loss) before income taxes	275	40	(209)	(263)	(329)	(357)	(120)	(12)
Net earnings	171	25	(130)	(164)	(205)	(139)	(120)	(12)
Basic earnings per common share	0.14	0.02	(0.10)	(0.13)	(0.24)	(0.14)	(0.13)	N/A
Diluted earnings per common share	0.14	0.02	(0.10)	(0.13)	(0.24)	(0.14)	(0.13)	N/A
Cash dividends declared per common share	—	—	—	—	—	—	—	—

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

ITEM 7. FINANCIAL STATEMENTS TO FOLLOW THIS PAGE-

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have audited the accompanying consolidated balance sheets of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2004 and for the period from January 28, 2003 (date of incorporation) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from January 28, 2003 (date of incorporation) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 14, 2005

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
	2004	2003
Assets

Cash and due from banks	$3,089,801	1,019,814
Federal funds sold	10,259,000	8,829,000
Interest-bearing deposits	4,694,612	—

Total cash and cash equivalents	18,043,413	9,848,814

Loans, net of allowance for loan losses of $1,081,118 in 2004 and $235,716 in 2003	96,012,269	18,625,199
Premises and equipment, net	3,577,018	2,064,253
Federal Reserve Bank stock, at cost	228,150	180,950
Accrued interest receivable	221,905	48,302
Deferred income taxes	401,028	341,983
Other assets	90,010	175,766

Total assets	$118,573,793	31,285,267

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	4,480,244	3,346,587
Savings, NOW and money-market deposits	65,831,087	14,451,702
Time deposits	33,197,650	1,730,847

Total deposits	103,508,981	19,529,136

Official checks	1,113,018	504,894
Accrued interest payable and other liabilities	278,749	159,106

Total liabilities	104,900,748	20,193,136

Commitments (Note 6)

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 1,573,091 and 1,300,000 shares issued and outstanding in 2004 and 2003	15,731	13,000
Additional paid-in capital	14,322,125	11,645,950
Accumulated deficit	(664,811)	(566,819)

Total stockholders’ equity	13,673,045	11,092,131

Total liabilities and stockholders’ equity	$118,573,793	31,285,267

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31, 2004	For the Period from January 28, 2003 (Date of Incorporation) to December 31, 2003
Interest income:
Loans	$3,298,987	163,067
Other interest-earning assets	210,376	24,776

Total interest income	3,509,363	187,843

Interest expense:
Deposits	1,099,036	11,239
Other borrowings	—	2

Total interest expense	1,099,036	11,241

Net interest income	2,410,327	176,602

Provision for loan losses	845,402	235,716

Net interest income (expense) after provision for loan losses	1,564,925	(59,114)

Noninterest income:
Service charges on deposit accounts	10,390	1,794
Other service charges and fees	71,188	533

Total noninterest income	81,578	2,327

Noninterest expenses:
Salaries and employee benefits	915,803	238,954
Occupancy and equipment	221,938	76,698
Data processing	134,479	38,890
Advertising	74,505	30,859
Professional fees	123,923	32,847
Telephone	20,948	6,460
Insurance	16,812	4,737
Preopening and organizational expenses	—	290,620
Stationary and supplies	48,237	3,499
Other	246,895	37,978

Total noninterest expenses	1,803,540	761,542

Loss before income tax benefit	(157,037)	(818,329)

Income tax benefit	59,045	341,983

Net loss	$(97,992)	(476,346)

Loss per share, basic and diluted	$(.07)	(.51)

Weighted-average number of shares outstanding, basic and diluted	1,330,455	932,536

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Year Ended December 31, 2004 and For the Period from January 28, 2003

(Date of Incorporation) to December 31, 2003

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at January 28, 2003 (date of incorporation)	$—	—	(90,473)	(90,473)

Net loss	—	—	(476,346)	(476,346)

Sale of common stock (1,300,000 shares) net of issuance costs of $41,050	13,000	11,645,950	—	11,658,950

Balance at December 31, 2003	13,000	11,645,950	(566,819)	11,092,131

Net loss	—	—	(97,992)	(97,992)

Sale of common stock (265,000 shares) net of issuance costs of $44,913	2,650	2,603,437	—	2,606,087

Exercise of stock warrants (6,791 shares)	68	61,051	—	61,119

Exercise of stock options (1,300 shares)	13	11,687	—	11,700

Balance at December 31, 2004	$15,731	14,322,125	(664,811)	13,673,045

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2004	For the Period from January 28, 2003 (Date of Incorporation) to December 31, 2003
Cash flows from operating activities:
Net loss	$(97,992)	(476,346)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	107,117	22,376
Provision for loan losses	845,402	235,716
Credit for deferred income taxes	(59,045)	(341,983)
Amortization of loan fees	(76,399)	(2,117)
Increase in accrued interest receivable	(173,603)	(48,302)
Decrease (increase) in other assets	85,756	(150,766)
Increase in official checks, accrued interest payable and other liabilities	727,767	655,692

Net cash provided by (used in) operating activities	1,359,003	(105,730)

Cash flows from investing activities:
Purchase of Federal Reserve Bank stock	(47,200)	(180,950)
Net increase in loans	(78,156,073)	(18,858,798)
Purchase of premises and equipment	(1,969,882)	(2,086,629)
Proceeds from sale of premises	350,000	—

Net cash used in investing activities	(79,823,155)	(21,126,377)

Cash flows from financing activities:
Net increase in deposits	83,979,845	19,529,136
Net proceeds from issuance of common stock	2,678,906	11,658,950
Increase in due to organizers	—	60,000
Redemption of preferred stock	—	(180,000)

Net cash provided by financing activities	86,658,751	31,068,086

Net increase in cash and cash equivalents	8,194,599	9,835,979

Cash and cash equivalents at beginning of period	9,848,814	12,835

Cash and cash equivalents at end of period	$18,043,413	9,848,814

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized of $52,000 and $38,000	$995,809	32,342

Income taxes	$—	—

Noncash transaction-
Conversion of amount due to organizers to preferred stock	$—	180,000

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2004 and 2003 and for the Year Ended December 31, 2004

and for the Period from January 28, 2003 (Date of Incorporation)

to December 31, 2003

(1)	Summary of Significant Accounting Policies

Organization. Marco Community Bancorp, Inc. (the “Holding Company”) which was incorporated on January 28, 2003 owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) and MCB Commercial Lending Corp. (“MCBCLC”) (collectively the “Company”). The organizing entity was merged into the Holding Company effective with the incorporation of the Holding Company. The transaction was recorded at historical cost, similar to a pooling of interests. The Holding Company’s only business activity is the operation of the Bank and MCBCLC. The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank commenced operations on August 18, 2003. In November 2004, MCBCLC was incorporated to provide commercial loans to our customers that would otherwise seek financing elsewhere because of credit limit constraints.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company, the Bank and MCBCLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

The following is a description of the significant accounting policies and practices followed by the Company, which conform to U.S. generally accepted accounting principles and prevailing practices within the banking industry.

Use of Estimates. In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and interest-bearing deposits, all of which mature within ninety days.

The Bank is required by law or regulation to maintain cash reserves, in accounts with other banks or in the vault. At December 31, 2004, the Bank was required to maintain cash reserves in the amount of $270,000 with the Federal Reserve. At December 31, 2003, the Bank did not have any cash reserve requirements.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Securities. Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings (loss) and reported in comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in operations as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company did not hold any securities during 2004 or 2003.

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

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

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

The allowance consists of specific and general components. The specific components relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on industry historical loss experience adjusted for qualitative factors.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, residential and home equity loans for impairment disclosures.

Premises and Equipment. Land is stated at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of each type of asset.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

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

Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and unused lines of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

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

Loss Per Share. Basic and diluted loss per share have been computed on the basis of weighted-average number of shares of common stock outstanding during the period. Outstanding stock options and warrants are not considered dilutive due to the net loss incurred by the Company.

Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation Transition and Disclosure, (collectively, “SFAS No. 123”), encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, Continued. The following table illustrates the assumptions used in calculating the grant-date fair value and the effect on net loss and basic and diluted loss per share for the stock options granted in 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. No stock options were granted in 2003. For purposes of proforma disclosure, the estimated fair value is included in expense in the period vesting occurs ($ in thousands, except per share amounts):

	Year Ended December 31, 2004
Assumptions:
Weighted-average risk-free rate of return	4.70%
Annualized dividend yield	—
Expected life of options granted	10	years
Expected stock volatility	10.97%

	Year Ended December 31, 2004
Grant-date fair value of options issued during the year	$618

Weighted-average grant-date fair value per option of options issued during the year	$3.30

Net loss, as reported	$(98)

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	225

Proforma net loss	$(323)

Basic and diluted loss per share:
As reported	$(.07)

Proforma	$(.24)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Recent Pronouncements. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its consolidated financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments, and required certain additional financial statement disclosures. The implementation of the “Other-Than-Temporary Impairment” component of this consensus has been postponed. Management cannot determine the effect of the adoption of this guidance on the Company’s consolidated financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options and warrants, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities will adopt this Statement using a modified version of prospective application. Under this application, this Statement will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date and to awards not yet vested that exist as of the effective date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not yet determined what effect this Statement will have on the Company’s 2006 consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an Amendment to APB opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for fiscal periods beginning after June 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Loans

The components of loans are as follows:

	At December 31,
	2004	2003
Commercial real estate	$7,061,242	1,456,523
Commercial	7,322,217	977,115
Residential real estate	37,757,258	9,465,521
Consumer	7,742,933	803,779
Home equity loans and lines of credit	37,191,224	6,149,675

	97,074,874	18,852,613
Add (subtract):
Deferred loan costs, net	18,513	8,302
Allowance for loan losses	(1,081,118)	(235,716)

Loans, net	$96,012,269	18,625,199

An analysis of the change in the allowance for loan losses follows:

	Year Ended December 31, 2004	Period Ended December 31, 2003
Beginning balance	$235,716	—
Provision for loan losses	845,402	235,716

Ending balance	$1,081,118	235,716

The Company had no impaired loans in 2004 or 2003. Also, at December 31, 2004 and 2003, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Premises and Equipment

A summary of premises and equipment follows:

	At December 31,
	2004	2003
Land	$1,366,828	1,366,828
Building and improvements	1,504,356	416,553
Furniture, fixtures and equipment	835,328	303,248

Total, at cost	3,706,512	2,086,629

Less accumulated depreciation	(129,494)	(22,376)

Premises and equipment, net	$3,577,018	2,064,253

The Company leased a temporary banking facility until June 2004. Rent expense for 2004 and 2003 was approximately $15,000 and $12,000, respectively. Also in 2004, the Company sold a condominium unit in its permanent banking facility for $350,000 to a third party which resulted in no gain or loss.

(4)	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $12,937,000 and $1,585,000 at December 31, 2004 and 2003, respectively.

A schedule of maturities of time deposit follows:

Year Ending December 31,	Amount
2005	$19,250,232
2006	5,555,041
2007	4,433,059
2008	3,959,318

$33,197,650

(5)	Line of Credit

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

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

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

The estimated fair values of the Company’s financial instruments were as follows:

	At December 31, 2004		At December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,043,413	18,043,413	9,848,814	9,848,814

Loans, net	$96,012,269	95,963,996	18,625,199	18,626,347

Accrued interest receivable	$221,905	221,905	48,302	48,302

Federal Reserve Bank stock	$228,150	228,150	180,950	180,950

Financial liabilities- Deposits	$103,508,981	103,516,331	19,529,136	19,531,889

Commitments to extend credit and unused lines of credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company’s financial instruments with off balance sheet risk at December 31, 2004 follows:

	Contract Amount	Carrying Amount	Estimated Fair Value
Unfunded loan commitments	$—	—	—

Unused lines of credit	$23,327,641	—	—

(7)	Credit Risk

The Company grants the majority of its loans to borrowers throughout the Collier County, Florida area. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy in Collier County, Florida.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Income Taxes

The income tax benefit consisted of the following:

	Year Ended December 31, 2004	Period Ended December 31, 2003
Deferred:
Federal	$50,415	291,999
State	8,630	49,984

Total deferred	$59,045	341,983

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Year Ended December 31, 2004		Period Ended December 31, 2003
	Amount	% of Pretax Loss	Amount	% of Pretax Loss
Income tax benefit at statutory rate	$53,393	34.0%	$278,232	34.0%
Increase resulting from:
State taxes, net of federal tax benefit	5,652	3.6	29,687	3.6
Reversal of valuation allowance	—	—	34,064	4.2

Income tax benefit	$59,045	37.6%	$341,983	41.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	At December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$319,506	180,154
Organizational and preopening costs	106,615	164,054
Allowance for loan losses	152,364	57,988
Other	4,651	—

Deferred tax assets	583,136	402,196

Deferred tax liabilities:
Depreciation	(152,222)	(51,269)
Deferred loan costs	(27,588)	—
Accrual to cash conversion	(2,298)	(8,944)

Deferred tax liabilities	(182,108)	(60,213)

Net deferred tax asset	$401,028	341,983

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Income Taxes, Continued

At December 31, 2004, the Company has net operating loss carryforwards of approximately $849,000 available to offset future taxable income. These carryforwards will expire as follows:

Year	Amount
2023	$654,000
2024	195,000

$849,000

(9)	Preferred Stock

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

During the initial common stock offering period 1,000,000 shares were included in units with a unit consisting of one share of common stock and one purchase warrant. The price per unit was $9. A total of 1,000,000 units were sold during this initial offering period for total proceeds of $9,000,000. Each warrant entitles the holder thereof to purchase one-quarter of one share of additional common stock for $9 per share during the 24 month period following the commencement of banking operations. No fractional shares will be issued. In 2004, 27,164 warrants were exercised. In 2003, no warrants were exercised. All warrants issued pursuant to the offering expire August 18, 2005. The warrants are callable after August 18, 2004. After commencement of banking operations, the Company sold an additional 300,000 shares with no warrants attached at $9 a share for total proceeds of $2,700,000. The Company incurred $41,050 in offering costs relating to its common stock offering. In 2004, the Company sold an additional 265,000 units to existing shareholders. Each unit consisted of one share of common stock and one purchase warrant. The price per unit was $10.00. Each warrant intitles the holder to purchase one share of additional common stock for $12.00 per share during the two-year period ending October 8, 2006. As of December 31, 2004, no warrants relating to this common stock sale had been exercised. The Company incurred $44,913 in offering costs in connection with this common stock offering.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percents (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percents as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percents are also presented in the table ($ in thousands):

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2004:
Total capital (to Risk- Weighted Assets)	$11,864	14.32%	$6,629	8.00%	$8,287	10.00%
Tier I Capital (to Risk- Weighted Assets)	10,828	13.07	3,315	4.00	4,972	6.00
Tier I Capital (to Average Assets)	10,828	9.64	4,495	4.00	5,619	5.00

As of December 31, 2003:
Total capital (to Risk- Weighted Assets)	5,842	38.81	1,204	8.00	1,505	10.00
Tier I Capital (to Risk- Weighted Assets)	5,842	38.81	602	4.00	903	6.00
Tier I Capital (to Average Assets)	5,842	30.08	777	4.00	971	5.00

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Stock Compensation Plans

In 2004, the Company adopted three stock option plans. The Employees’ Stock Option Plan is for the benefit of officers and other key employees of the Holding Company and the Bank. A total of 95,000 shares have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. In May 2004, 78,000 options were granted under this plan with a retroactive effective date coinciding with the employees’ date of employment. 12,000 additional options were granted in 2004 and at December 31, 2004, 10,200 options remain available for grant.

The Directors’ Stock Option Plan is for the benefit of directors of the Holding Company and the Bank. A total of 95,000 shares have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten-year terms and vest 20% a year over a five year period. In May 2004, 67,500 options were granted under this plan with a retroactive effective date of August 18, 2003. 12,500 additional options were granted in 2004 and at December 31, 2004, 15,000 options remain available for grant.

The Advisory Directors’ Stock Option Plan is for the benefit of advisory directors of the Company. A total of 25,000 shares have been reserved for this plan. Stock options will be granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have six year terms and begin vesting one year after the date of grant at 25% a year over a four year period. During the year ended December 31, 2004, 17,500 options were granted. At December 31, 2004, 7,500 options remain available for grant.

A summary of the plans is as follows (in thousands, except for share and per share information):

	Number of Shares	Range of Per Share Option Exercise Price	Weighted- Average Per Share Exercise Price	Aggregate Option Price
The Employees’ Plan:

Options outstanding at December 31, 2003	—	$—	—	—
Options granted	90,000	9.00-10.00	9.13	822
Options exercised	(1,300)	9.00	9.00	(12)
Options forfeited	(5,200)	9.00	9.00	(47)

Options outstanding at December 31, 2004	83,500	$9.00-10.00	9.14	763

The Directors’ Plan:

Options outstanding at December 31, 2003	—	$—	—	—
Options granted	80,000	9.00-10.00	9.16	733

Options outstanding at December 31, 2004	80,000	$9.00-10.00	9.16	733

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Stock Compensation Plans, Continued

	Number of Shares	Range of Per Share Option Exercise Price	Weighted- Average Per Share Exercise Price	Aggregate Option Price
The Advisory Directors’ Plan:
Options outstanding at December 31, 2003	—	$—	—	—
Options granted	17,500	9.00	9.00	158

Options outstanding at December 31, 2004	17,500	$9.00	9.00	158

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2004 was 9.02 years.

These options are exercisable as follows:

Year Ending December 31,	Number of Shares	Weighted-Average Exercise Price
Currently	22,600	$9.00
2005	37,075	9.13
2006	37,075	9.13
2007	37,075	9.13
2008	37,075	9.13
2009	10,100	9.49

	181,000	$9.14

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Holding Company Financial Information

The Holding Company’s financial information as of December 31, 2004 and 2003 and the periods then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2004	2003
Assets

Cash	$1,543,241	2,924,240
Loan, net of allowance for loan losses of $6,256	—	493,750
Premises and equipment, net	1,182,677	1,783,381
Investment in subsidiaries	10,918,508	5,842,102
Other assets	54,094	146,866

Total assets	$13,698,520	11,190,339

Liabilities and Stockholders’ Equity

Other liabilities	25,475	98,208
Stockholders’ equity	13,673,045	11,092,131

Total liabilities and stockholders’ equity	$13,698,520	11,190,339

Condensed Statements of Operations

	Year Ended December 31, 2004	Period Ended December 31, 2003
Expenses	$(74,398)	(8,921)
Loss of subsidiaries	(23,594)	(467,425)

Net loss	$(97,992)	(476,346)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31, 2004	Period Ended December 31, 2003
Cash flows from operating activities:
Net loss	$(97,992)	(476,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,143	—
(Credit) provision for loan losses	(6,250)	6,250
Decrease (increase) in other assets	92,772	(121,866)
(Decrease) increase in other liabilities	(72,733)	94,052
Equity in undistributed loss of subsidiary	23,594	467,346

Net cash used in operating activities	(57,466)	(30,564)

Cash flows from investing activities:
Net decrease (increase) in loans	500,000	(500,000)
Purchase of premises and equipment	(2,007,403)	(1,783,381)
Proceeds from sale of premises	2,604,964	—
Investment in subsidiaries	(5,100,000)	(6,313,600)

Net cash used in investing activities	(4,002,439)	(8,596,981)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,678,906	11,658,950
Increase in due to organizers	—	60,000
Redemption of preferred stock	—	(180,000)

Net cash provided by financing activities	2,678,906	11,538,950

Net (decrease) increase in cash	(1,380,999)	2,911,405
Cash at beginning of the period	2,924,240	12,835

Cash at end of period	$1,543,241	2,924,240

Noncash transaction-
Conversion of amount due to organizers to preferred stock	$—	180,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Neither MCBI nor the Bank had any disagreements with accountants on accounting and financial disclosures during 2004.

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

ITEM 8B. OTHER INFORMATION

The Company did not fail to file any Form 8-K to disclose any information required to be disclosed therein during the fourth quarter of 2004.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company hereby incorporates by reference the sections entitled “General Information,” “Election of Directors” and “Board of Directors” contained in pages 1 through 8 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 21, 2005.

As of December 31, 2004, MCBI’s Board was still considering whether to adopt a specific code of ethics that applies to its principal executive officer and principal financial officer.

ITEM 10. EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the sections entitled “Executive and Board Compensation,” and “Summary Compensation Table” contained at pages 8 through 10 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 21, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The Company hereby incorporates by reference the section entitled “Beneficial Stock Ownership of Directors and Executive Officers” on pages 8 through 9 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 21, 2005.

Security Ownership of Management

The Company hereby incorporates by reference the section entitled “Beneficial Stock Ownership of Directors and Executive Officers” on pages 8 through 9 of the Proxy Statement filed electronically with the Securities and Exchange Commission on March 21, 2005.

Changes in Control

At December 31, 2004, the Company was not aware of any arrangements that may result in a change in control of it.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company hereby incorporates by reference the information contained in Part 2, Item 5 of this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company hereby incorporates by reference the section entitled “Certain Relationships and Related Transactions” on pages 11 through 12 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 21, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits denominated with (a) were filed with the Company’s Form SB-2, which was filed with the Securities and Exchange Commission on March 7, 2003; those denominated with (b) were filed with the Company’s Form 10-KSB, which was filed with the Securities and Exchange Commission on March 29, 2004; those denominated with (c) were filed with the Company’s Form SB-2 SEC No. 333-117877, which was filed with the Securities and Exchange Commission on August 2, 2004; and those denominated with (d) were field with the Company’s Form 10-QSB, which was filed with the Securities and Exchange Commission on November 15, 2004.

Exhibit No.	Description of Exhibit
(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc

(a) 3.2	Bylaws of Marco Community Bancorp, Inc.

(a) 4.1	Specimen Common Stock Certificate

(a) 4.2	2003 Warrant Plan

(a) 4.3	Specimen Warrant Certificate (2003)

(c) 4.4	Specimen Warrant Certificate (2004)

(b) 10.1	Letter Agreement with Michael A. Micallef

(c) 10.2	Letter Agreement with Thomas M. Whelan

(d) 10.3	Employee’s Stock Option Plan

(d) 10.4	Directors’ Stock Option Plan

(d) 10.5	Advisory Directors’ Stock Option Plan

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three months ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company hereby incorporates by reference the section entitled “Ratification of the Appointment of the Independent Auditors for the Fiscal Year Ending December 31, 2005” on pages 13 to 14 of our Proxy Statement filed electronically with the Securities and Exchange Commission on March 21, 2005.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marco Community Bancorp, Inc.

Dated: March 9, 2005	By:	/s/ Richard Storm, Jr.
Richard Storm, Jr.
Chairman of the Board and Chief Executive Officer

Dated: March 10, 2005	By:	/s/ Thomas M. Whelan
Thomas M. Whelan
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signatures	Dates
/s/ John V. Cofer John V. Cofer, Director	March 9, 2005 Date

/s/ Joel M. Cox, Sr. Joel M. Cox, Sr., Director	March 10, 2005 Date

/s/ Bruce G. Fedor Bruce G. Fedor, Director	March 10, 2005 Date

/s/Jamie B. Greusel Jamie B. Greusel, Director	March 8, 2005 Date

/s/ Melanie J. Hanson Melanie J. Hanson	March 10, 2005 Date

/s/ Robert A. Marks Robert A. Marks, Director	March 10, 2005 Date

/s/ Stephen A. McLaughlin Stephen A. McLaughlin, Director	March 9, 2005 Date

/s/ E. Terry Skone E. Terry Skone, Director	March 10, 2005 Date

/s/ Richard Storm Jr. Richard Storm, Jr. Chairman and Chief Executive Officer	March 9, 2005 Date

/s/ Thomas M. Whelan Thomas M. Whelan, Chief Financial Officer	March 10, 2005 Date