Form 10QSB
period 2005-03-31
MARCO COMMUNITY BANCORP INC
filed 2005-05-10
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,608,865 shares
(class)	Outstanding at April 30, 2005

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and due from banks	$2,761,556	3,089,801
Federal funds sold	14,358,000	10,259,000
Interest-bearing deposits	2,007,650	4,694,612

Total cash and cash equivalents	19,127,206	18,043,413

Loans, net of allowance for loan losses of $1,204,862 in 2005 and $1,081,118 in 2004	109,701,137	95,871,269
Premises and equipment, net	3,613,302	3,577,018
Federal Reserve Bank stock, at cost	228,150	228,150
Accrued interest receivable	444,828	362,905
Deferred income taxes	248,784	401,028
Other assets	158,098	90,010

Total assets	$133,521,505	118,573,793

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	5,347,426	4,480,244
Savings, NOW and money-market deposits	78,148,342	65,831,087
Time deposits	34,406,308	33,197,650

Total deposits	117,902,076	103,508,981

Official checks	1,011,786	1,113,018
Accrued interest payable and other liabilities	433,736	278,749

Total liabilities	119,347,598	104,900,748

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 1,598,513 and 1,573,091 shares issued and outstanding in 2005 and 2004	15,985	15,731
Additional paid-in capital	14,569,260	14,322,125
Accumulated deficit	(411,338)	(664,811)

Total stockholders’ equity	14,173,907	13,673,045

Total liabilities and stockholders’ equity	$133,521,505	118,573,793

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans	$1,618,599	320,593
Other interest-earning assets	104,035	31,365

Total interest income	1,722,634	351,958

Interest expense-Deposits	557,736	80,698

Net interest income	1,164,898	271,260

Provision for loan losses	125,744	178,122

Net interest income after provision for loan losses	1,039,154	93,138

Noninterest income:
Service charges on deposit accounts	3,606	1,507
Brokerage fees	78,767	—
Other service charges and fees	50,146	2,248

Total noninterest income	132,519	3,755

Noninterest expenses:
Salaries and employee benefits	379,094	193,858
Occupancy and equipment	97,414	45,496
Data processing	34,568	27,755
Advertising	55,789	18,108
Professional fees	69,119	20,309
Telephone	6,069	4,191
Insurance	5,027	3,798
Stationary and supplies	22,437	8,731
Other	96,439	37,864

Total noninterest expenses	765,956	360,110

Earnings (loss) before income taxes	405,717	(263,217)
Income taxes	(152,244)	99,048

Net earnings (loss)	$253,473	(164,169)

Earnings (loss) per share, basic	$0.16	(.13)

Earnings (loss) per share, diluted	$0.16	(.13)

Dividends per share	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2005 and 2004

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2003	$13,000	11,645,950	(566,819)	11,092,131
Exercise of stock warrants (277 shares) (unaudited)	3	2,490	—	2,493
Net loss (unaudited)	—	—	(164,169)	(164,169)

Balance at March 31, 2004 (unaudited)	$13,003	11,648,440	(730,988)	10,930,455

Balance at December 31, 2004	$15,731	14,322,125	(664,811)	13,673,045
Exercise of stock warrants (25,422 shares) (unaudited)	254	247,135	—	247,389
Net earnings (unaudited)	—	—	253,473	253,473

Balance at March 31, 2005 (unaudited)	$15,985	14,569,260	(411,338)	14,173,907

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$253,473	(164,169)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	57,981	17,755
Provision for loan losses	125,744	178,122
Deferred income taxes	152,244	(99,048)
Amortization of loan fees, net	(25,561)	(5,591)
Increase in accrued interest receivable	(81,923)	(39,965)
(Increase) decrease in other assets	(68,088)	144,222
Increase (decrease) in official checks, accrued interest payable and other liabilities	53,755	(65,084)

Net cash provided by (used in) operating activities	467,625	(33,758)

Cash flows from investing activities:
Net increase in loans	(13,930,051)	(14,276,254)
Purchase of premises and equipment	(94,265)	(454,821)
Redemption of Federal Reserve Bank Stock	—	5,650

Net cash used in investing activities	(14,024,316)	(14,725,425)

Cash flows from financing activities:
Net increase in deposits	14,393,095	19,624,990
Net proceeds from exercise of common stock warrants	247,389	2,493

Net cash provided by financing activities	14,640,484	19,627,483

Net increase in cash and cash equivalents	1,083,793	4,868,300
Cash and cash equivalents at beginning of period	18,043,413	9,848,814

Cash and cash equivalents at end of period	$19,127,206	14,717,114

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized of $19,119 in 2004	$493,350	65,365

Income taxes	$—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business and Basis of Presentation

General. Marco Community Bancorp, Inc. (the “Holding Company”) which was incorporated on January 28, 2003 owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) and MCB Commercial Lending Corp. (“MCBCLC”) (collectively the “Company”). The Holding Company’s only business activity is the operation of the Bank and MCBCLC. The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank commenced operations on August 18, 2003. MCBCLC was incorporated to provide commercial loans to our customers that would otherwise seek financing elsewhere because of lending limit constraints.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2005 and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations and other data for the three- month period ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

2.	Loan Impairment and Loan Losses

The Company had no impaired loans during the three months ended March 31, 2005 or 2004. Also, at March 31, 2005 and 2004, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

The activity in the allowance for loan losses follows:

	Three Months Ended March 31,
	2005	2004
Beginning balance	$1,081,118	235,716
Charge-offs	(2,000)	—
Provision for loan losses	125,744	178,122

Ending balance	$1,204,862	413,838

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Earnings (Loss) Per Share (“EPS”)

Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities in 2005 for purposes of calculating diluted EPS which is computed using the treasury stock method. The following table presents the calculations of EPS.

	Three Months Ended March 31,
	2005			2004
	Earnings	Weighted- Average Shares	Per Share Amount	Loss	Weighted- Average Shares	Per Share Amount
Basic EPS:
Net earnings (loss) available to common stockholders	$253,473	1,586,155	$0.16	$(164,169)	1,300,218	$(0.13)

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		22,600			—

Diluted EPS:
Net earnings available to common stockholders and assumed conversions	$253,473	1,608,755	$0.16	$(164,169)	1,300,218	$(0.13)

4.	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2005 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	14.28%	10.00%
Tier I capital to risk-weighted assets	13.03%	6.00%
Tier I capital to total assets - leverage ratio	9.52%	5.00%

5.	Stock Compensation Plans

In 2004, the Company adopted three stock option plans. The Employees’ Stock Option Plan is for the benefit of officers and other key employees of the Holding Company, the Bank and MCBCLC. A total of 95,000 shares have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. At March 31, 2005, 12,600 options remain available for grant.

The Directors’ Stock Option Plan is for the benefit of directors of the Holding Company, the Bank and MCBCLC. A total of 95,000 shares have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. At March 31, 2005, 12,500 options remain available for grant.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Stock Compensation Plans, Continued

The Advisory Directors’ Stock Option Plan is for the benefit of advisory directors of the Company. A total of 25,000 shares have been reserved for this plan. Stock options will be granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have six year terms and begin vesting one year after the date of grant at 25% a year over a four year period. At March 31, 2005, 7,900 options remain available for grant.

A summary of the plans is as follows (in thousands, except for share and per share information):

	Number of Shares	Range of Per Share Option Exercise Price	Weighted- Average Per Share Exercise Price	Aggregate Option Price
The Employees’ Plan:
Options outstanding at December 31, 2004	83,500	$9.00-10.00	9.14	763
Options forfeited	(2,400)	(9.00)	(9.00)	(21)

Options outstanding at March 31, 2005	81,100	$9.00-10.00	9.15	742

The Directors’ Plan:
Options outstanding at December 31, 2004	80,000	$9.00-10.00	9.16	732
Options granted	2,500	10.00	10.00	25

Options outstanding at March 31, 2005	82,500	$9.00-10.00	9.18	757

The Advisory Directors’ Plan:
Options outstanding at December 31, 2004	17,500	$9.00	9.00	158
Options forfeited	(400)	(9.00)	(9.00)	(4)

Options outstanding at March 31, 2005	17,100	$9.00	9.00	154

The weighted-average remaining contractual life of the outstanding stock options at March 31, 2005 was 8.4 years.

These options are exercisable as follows:

Year Ending December 31,	Number of Shares	Weighted-Average Exercise Price
Currently	22,600	$9.00
2005	36,875	9.15
2006	36,875	9.15
2007	36,875	9.15
2008	36,875	9.15
2009	10,600	9.51

	180,700	$9.15

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Stock Compensation Plans, Continued

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation Transition and Disclosure, (collectively, “SFAS No. 123”), encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings in 2005, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options had been issued as of March 31, 2004.

The following table illustrates the effect on net earnings and basic and diluted earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of proforma disclosure, the estimated fair value is included in expense in the period vesting occurs ($ in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net earnings, as reported	$253
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(34)

Proforma net earnings	$219

Three Months Ended March 31, 2005
Basic earnings per share:
As reported	$.16

Proforma	$.14

Diluted earnings per share:
As reported	$.16

Proforma	$.14

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Stock Compensation Plans, Continued

The fair value of each option grant in 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31, 2005
Assumptions:
Risk-free interest rate	4.29%
Annualized dividend yield	—
Expected stock volatility	10.88%
Expected life of options granted	10 years
Grant-date fair value of options issued during the period	$9

Weighted-average grant-date fair value of each option granted during the period	$3.60

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of March 31, 2005 and the related interim condensed consolidated statements of operations, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 4, 2005

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of March 31, 2005 and December 31, 2004

General

Marco Community Bancorp, Inc. (the “Holding Company”), which was incorporated on January 28, 2003, owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) and MCB Commercial Lending Corp. (“MCBCLC”) (collectively the “Company”). The Holding Company’s only business is the ownership and operation of the Bank and MCBCLC. The Bank is a Florida state- chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank commenced operations on August 18, 2003. MCBCLC was incorporated to provide commercial loans to our customers that would otherwise seek financing elsewhere because of lending limit constraints.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2005 was from net deposit inflows of $14.4 million. Cash was used primarily to originate loans, net of principal repayments totaling $14.0 million. At March 31, 2005, the Bank exceeded its regulatory liquidity requirements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unused lines of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract on notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for unused lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, Continued

Unused lines of credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at March 31, 2005 follows:

Contract Amount
Unused lines of credit	$23,375,000

Management believes that the Company has adequate resources to fund all of its commitments.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2005	Year Ended December 31, 2004	Three Months Ended March 31, 2004
Average equity as a percentage of average assets	10.57%	14.00%	23.74%
Total equity to total assets at end of period	10.62%	11.53%	21.57%
Return on average assets (1)	0.76%	(0.12)%	(1.42)%
Return on average equity (1)	7.23%	(0.88)%	(5.97)%
Noninterest expense to average assets (1)	2.31%	2.28%	3.11%

(1)	Annualized for the three months ended March 31, 2005 and 2004.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Yields and costs were derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods shown.

	Three Months Ended March 31,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$104,452	1,619	6.29%	$24,809	321	5.25%
Other interest-earning assets (1)	17,966	104	2.35	13,901	31	0.90

Total interest-earning assets	122,418	1,723	5.71	38,710	352	3.69

Noninterest-earning assets	10,235			7,593

Total assets	$132,653			$46,303

Interest-bearing liabilities (2):
Savings, MMDA, NOW	73,692	284	1.56	24,385	83	1.38
Time deposits	35,010	274	3.17	3,791	17	1.82

Total interest-bearing liabilities	108,702	558	2.08	28,176	100	1.44

Noninterest-bearing liabilities	9,926			7,134
Stockholders’ equity	14,025			10,993

Total liabilities and stockholders’ equity	$132,653			$46,303

Net interest income		$1,165			$252

Interest-rate spread (3)			3.63%			2.25%

Net interest-earning assets, net margin (4)	$13,716		3.86%	$10,534		2.64%

Ratio of interest-earning assets to interest-bearing liabilities	1.13			1.37

(1)	Includes interest-earning deposits, federal funds sold and Federal Reserve Bank stock.
(2)	In 2004, prior to capitalization of interest.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2005 and 2004

General. Net earnings applicable to common stockholders for the three months ended March 31, 2005 were $253,000 or $.16 basic and diluted earnings per share compared to a net loss of $164,000 or $.13 basic and diluted loss per share for the three months ended March 31, 2004. The increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses and the provision for income taxes.

Interest Income and Expense. Interest income increased to $1,723,000 for the three months ended March 31, 2005 from $352,000 for the three months ended March 31, 2004. Interest income on loans increased to $1,619,000 primarily due to an increase in the average loan portfolio balance for the three months ended March 31, 2005 combined with an increase in the weighted-average yield earned in 2005.

Interest expense on interest-bearing deposits increased to $558,000 for the three months ended March 31, 2005 compared to $100,000, prior to interest capitalization, for the three months ended March 31, 2004. Interest expense on interest-bearing deposits increased due to an increase in the average balance in 2005 combined with an increase in the weighted interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $126,000 for the three months ended March 31, 2005 compared to $178,000 for the comparable period in 2004. Management believes the balance in the allowance for loan losses of $1,205,000 at March 31, 2005 is adequate.

Noninterest Income. Noninterest income increased to $133,000 during the three month period ended March 31, 2005 compared $4,000 for the same period in 2004. Brokerage fees from MCBCLC transactions accounted for $79,000 of the increase.

Noninterest Expenses. Noninterest expenses increased to $766,000 during the three-month period ended March 31, 2005 compared to $360,000 for the same period in 2004. Noninterest expense increased primarily due to the overall growth of the Company.

Income Taxes. The Company recorded a provision for income taxes of $152,000 for the three-month period ended March 31, 2005 (an effective rate of 37.6%) compared to an income tax benefit of $99,000 for the 2004 period (an effective rate of 37.6%).

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which Marco Community Bancorp, Inc. and Subsidiaries is a party or to which any property is subject.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibits

The exhibits denominated with (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Commission on March 7, 2003, those denominated with (b) were filed with the Company’s Form 10-KSB which was filed with the Securities and Exchange Commission on March 29, 2004, those denominated with (c) were filed with the Company’s Form SB-2 SEC No. 333-117877 which was filed with the Securities and Exchange Commission on August 2, 2004 and those denominated with (d) were filed with the Company’s Form 10-QSB which was filed with the Securities and Exchange Commission on November 15, 2004.

Exhibit No.	Description of Exhibit
(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State

(a) 3.2	Bylaws of Marco Community Bancorp, Inc.

(a) 4.1	Specimen Common Stock Certificate

(a) 4.2	2003 Warrant Plan

(a) 4.3	Specimen Warrant Certificate (2003)

(c) 4.4	Specimen Warrant Certificate (2004)

(b) 10.1	Letter Agreement with Michael A. Micallef

(c) 10.2	Letter Agreement with Thomas M. Whelan

(d) 10.3	Employees’ Stock Option Plan

(d) 10.4	Directors’ Stock Option Plan

(d) 10.5	Advisory Directors’ Stock Option Plan

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC. (Registrant)

Date: May 5, 2005	By:	/s/ Richard Storm, Jr.
Richard Storm, Jr., Chief Executive Officer

Date: May 5, 2005	By:	/s/ Thomas M. Whelan
Thomas M. Whelan, Senior Vice President and Chief Financial Officer