Form 10QSB
period 2005-06-30
MARCO COMMUNITY BANCORP INC
filed 2005-08-09
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,706,742 shares
(class)	Outstanding at July 28, 2005

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and due from banks	$1,939,255	3,089,801
Federal funds sold	14,558,000	10,259,000
Interest-bearing deposits	2,018,980	4,694,612

Total cash and cash equivalents	18,516,235	18,043,413

Loans, net of allowance for loan losses of $1,302,677 in 2005 and $1,081,118 in 2004	116,073,465	95,871,269
Premises and equipment, net	3,771,191	3,577,018
Federal Reserve Bank stock, at cost	228,150	228,150
Accrued interest receivable	506,962	362,905
Deferred income taxes	165,675	401,028
Other assets	122,286	90,010

Total assets	$139,383,964	118,573,793

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	4,795,361	4,480,244
Savings, NOW and money-market deposits	77,968,535	65,831,087
Time deposits	39,479,433	33,197,650

Total deposits	122,243,329	103,508,981

Official checks	1,208,996	1,113,018
Accrued interest payable and other liabilities	683,396	278,749

Total liabilities	124,135,721	104,900,748

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 1,662,639 and 1,573,091 shares issued and outstanding in 2005 and 2004	16,626	15,731
Additional paid-in capital	15,135,295	14,322,125
Retained earnings (accumulated deficit)	96,322	(664,811)

Total stockholders’ equity	15,248,243	13,673,045

Total liabilities and stockholders’ equity	$139,383,964	118,573,793

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans	$1,880,673	633,889	3,499,272	954,167
Other interest-earning assets	101,122	39,521	205,157	70,886

Total interest income	1,981,795	673,410	3,704,429	1,025,053

Interest expense- Deposits	598,819	180,736	1,156,554	261,434

Net interest income	1,382,976	492,674	2,547,875	763,619

Provision for loan losses	97,815	298,018	223,559	476,140

Net interest income after provision for loan losses	1,285,161	194,656	2,324,316	287,479

Noninterest income:
Service charges on deposit accounts	4,253	1,675	7,858	3,182
Brokerage fees	285,301	—	364,068	—
Other service charges and fees	77,802	8,499	127,948	11,062

Total noninterest income	367,356	10,174	499,874	14,244

Noninterest expenses:
Salaries and employee benefits	443,733	186,824	822,826	380,682
Occupancy and equipment	105,009	43,557	202,422	89,053
Advertising	25,650	21,901	81,439	40,009
Insurance	8,394	4,034	13,421	7,832
Data processing	43,476	23,223	78,044	44,377
Telephone	13,257	3,698	19,327	7,889
Professional fees	58,478	46,367	127,597	66,676
Stationary and supplies	15,611	10,328	38,049	19,059
Other	124,961	74,021	221,399	118,486

Total noninterest expenses	838,569	413,953	1,604,524	774,063

Earnings (loss) before income taxes	813,948	(209,123)	1,219,666	(472,340)

Income taxes	306,288	(78,696)	458,533	(177,744)

Net earnings (loss)	$507,660	(130,427)	761,133	(294,596)

Net earnings (loss) per share, basic	$0.31	(0.10)	0.47	(0.23)

Weighted-average number of shares outstanding, basic	1,619,821	1,300,572	1,603,081	1,300,396

Earnings (loss) per share, diluted	$0.31	(0.10)	0.46	(0.23)

Weighted-average number of shares outstanding, diluted	1,654,396	1,300,572	1,637,214	1,300,396

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2005 and 2004

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2003	$13,000	11,645,950	(566,819)	11,092,131
Exercise of stock warrants (1,602 shares) (unaudited)	16	14,402	—	14,418
Net loss (unaudited)	—	—	(294,596)	(294,596)

Balance at June 30, 2004 (unaudited)	$13,016	11,660,352	(861,415)	10,811,953

Balance at December 31, 2004	$15,731	14,322,125	(664,811)	13,673,045
Exercise of stock warrants and options (89,548 shares) (unaudited)	895	813,170	—	814,065
Net earnings (unaudited)	—	—	761,133	761,133

Balance at June 30, 2005 (unaudited)	$16,626	15,135,295	96,322	15,248,243

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$761,133	(294,596)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	113,839	34,308
Provision for loan losses	223,559	476,140
Deferred income taxes	235,353	(177,744)
Amortization of loan fees and costs, net	(35,621)	30,743
Increase in accrued interest receivable	(144,057)	(117,240)
(Increase) decrease in other assets	(32,276)	116,637
Increase in official checks, accrued interest payable and other liabilities	500,625	287,079

Net cash provided by operating activities	1,622,555	355,327

Cash flows from investing activities:
Net increase in loans	(20,390,134)	(42,768,528)
Purchase of premises and equipment	(308,012)	(1,263,471)
Redemption of Federal Reserve Bank Stock	—	5,650

Net cash used in investing activities	(20,698,146)	(44,026,349)

Cash flows from financing activities:
Net increase in deposits	18,734,348	53,420,403
Net proceeds from exercise of common stock warrants and options	814,065	14,418

Net cash provided by financing activities	19,548,413	53,434,821

Net increase in cash and cash equivalents	472,822	9,763,799
Cash and cash equivalents at beginning of period	18,043,413	9,848,814

Cash and cash equivalents at end of period	$18,516,235	19,612,613

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized of $43,313 in 2004	$1,164,772	217,229

Income taxes	$—	—

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2005, the results of operations for the three- and six-month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004. The results of operations for the three- and six- month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

2.	Loan Impairment and Loan Losses

The Company had no impaired loans during the six months ended June 30, 2005 or 2004. Also, at June 30, 2005 and 2004, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

The activity in the allowance for loan losses follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$1,204,862	413,838	1,081,118	235,716
Charge-offs	—	—	(2,000)	—
Provision for loan losses	97,815	298,018	223,559	476,140

Ending balance	$1,302,677	711,856	1,302,677	711,856

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Earnings (Loss) Per Share (“EPS”)

Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities in 2005 for purposes of calculating diluted EPS which is computed using the treasury stock method. The following table presents the calculations of EPS.

	2005			2004
	Earnings	Weighted- Average Shares	Per Share Amount	Loss	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30:
Basic EPS:
Net earnings (loss) available to common stockholders	$507,660	1,619,821	$0.31	$(130,427)	1,300,572	$(0.10)

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		34,575			—

Diluted EPS:
Net earnings (loss) available to common stockholder and assumed conversions	$507,660	1,654,396	$0.31	$(130,427)	1,300,572	$(0.10)

Six Months Ended June 30:
Basic EPS:
Net earnings (loss) available to common stockholders	$761,133	1,603,081	$0.47	$(294,596)	1,300,396	$(0.23)

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		34,133			—

Diluted EPS:
Net earnings (loss) available to common stockholder and assumed conversions	$761,133	1,637,214	$0.46	$(294,596)	1,300,396	$(0.23)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2005 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	13.87%	10.00%
Tier I capital to risk-weighted assets	12.62%	6.00%
Tier I capital to total assets - leverage ratio	9.36%	5.00%

5.	Stock Compensation Plans

In 2004, the Company adopted three stock option plans. The Employees’ Stock Option Plan is for the benefit of officers and other key employees of the Holding Company, the Bank and MCBCLC. A total of 125,000 shares have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. At June 30, 2005, 42,600 options remain available for grant.

The Directors’ Stock Option Plan is for the benefit of directors of the Holding Company, the Bank and MCBCLC. A total of 95,000 shares have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. At June 30, 2005, 7,500 options remain available for grant.

The Advisory Directors’ Stock Option Plan is for the benefit of advisory directors of the Company. A total of 25,000 shares have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have six year terms and begin vesting one year after the date of grant at 25% a year over a four year period. At June 30, 2005, 7,900 options remain available for grant.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Stock Compensation Plans, Continued

A summary of the plans is as follows (in thousands, except for share and per share information):

	Number of Shares	Range of Per Share Option Exercise Price	Weighted - Average Per Share Exercise Price	Aggregate Option Price
The Employees’ Plan:
Options outstanding at December 31, 2004	83,500	$ 9.00-10.00	9.14	764
Options exercised	(600)	9.00	9.00	(5)
Options forfeited	(2,400)	(9.00)	9.00	(22)

Options outstanding at June 30, 2005	80,500	$ 9.00-10.00	9.15	737

The Directors’ Plan:
Options outstanding at December 31, 2004	80,000	$ 9.00-10.00	9.16	732
Options granted	7,500	10.00	10.00	75

Options outstanding at June 30, 2005	87,500	$ 9.00-10.00	9.23	807

The Advisory Directors’ Plan:
Options outstanding at December 31, 2004	17,500	$ 9.00	9.00	158
Options forfeited	(400)	9.00	9.00	(4)

Options outstanding at June 30, 2005	17,100	$ 9.00	9.00	154

The weighted-average remaining contractual life of the outstanding stock options at June 30, 2005 was 8.4 years.

These options are exercisable as follows:

Year Ending December 31,	Number of Shares	Weighted-Average Exercise Price
Currently	22,000	$9.00
2005	36,375	9.13
2006	37,875	9.17
2007	37,875	9.17
2008	37,875	9.17
2009	11,600	9.55
2010	1,500	10.00

	185,100	$9.17

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Stock Compensation Plans, Continued

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation Transition and Disclosure, (collectively, “SFAS No. 123”), encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company accounts for their stock option plans under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net earnings (loss) and basic and diluted earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of proforma disclosure, the estimated fair value is included in expense in the period vesting occurs ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings (loss), as reported	$508	(130)	761	(295)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(35)	(162)	(69)	(162)

Proforma net earnings (loss)	$473	(292)	692	(457)

Basic earnings (loss) per share:
As reported	$.31	(.10)	.47	(.23)

Proforma	$.29	(.22)	.43	(.35)

Diluted earnings (loss) per share:
As reported	$.31	(.10)	.46	(.23)

Proforma	$.29	(.22)	.42	(.35)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Stock Compensation Plans, Continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Assumptions:
Weighted-average risk-free rate of return	4.25%	4.80%	4.26%	4.80%
Annualized dividend yield	—	—	—	—
Expected stock volatility	10.82%	—	10.85%	—
Expected life of options granted	10 years	10 years	10 years	10 years

Grant-date fair value of options issued during the period	$18	490	27	490

Weighted-average grant-date fair value of each option granted during the period	$3.58	3.37	3.59	3.37

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2005, and for the three- and six- month periods ended June 30, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of June 30, 2005, the related interim condensed consolidated statements of operations for the three- and six- month periods ended June 30, 2005 and 2004 and the related interim condensed consolidated statements of cash flows and stockholders’ equity for the six-month periods ended June 30, 2005 and 2004. These interim condensed financial statements are the responsibility of the Company’s management.

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
July 29, 2005

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of June 30, 2005 and December 31, 2004

General

Marco Community Bancorp, Inc. (the “Holding Company”), which was incorporated on January 28, 2003, owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) and MCB Commercial Lending Corp. (“MCBCLC”) (collectively the “Company”). The Holding Company’s only business is the ownership and operation of the Bank and MCBCLC. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank commenced operations on August 18, 2003. MCBCLC was incorporated to provide commercial loans to our customers that would otherwise seek financing elsewhere because of lending limit constraints.

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2005 was from net deposit inflows of $18.7 million. Cash was used primarily to originate loans, net of principal repayments totaling $20.4 million. At June 30, 2005, the Bank exceeded its regulatory liquidity requirements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, Continued

Unused lines of credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at June 30, 2005 follows:

Contract Amount
Unused lines of credit	$30,214,000

Management believes that the Company has adequate resources to fund all of its commitments.

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2005	Year Ended December 31, 2004	Six Months Ended June 30, 2004
Average equity as a percentage of average assets	10.95%	14.00%	20.05%
Total equity to total assets at end of period	10.95%	11.53%	12.76%
Return on average assets (1)	1.17%	(0.12)%	(1.08)%
Return on average equity (1)	10.66%	(0.88)%	(5.39)%
Noninterest expense to average assets (1)	2.46%	2.28%	2.84%

(1)	Annualized for the six months ended June 30, 2005 and 2004.

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

	Three Months Ended June 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$114,262	1,881	6.60%	$48,998	634	5.19%
Other interest-earning assets (1)	14,364	101	2.82	12,390	39	1.26

Total interest-earning assets	128,626	1,982	6.18	61,388	673	4.40

Noninterest-earning assets	5,876			5,437

Total assets	$134,502			$66,825

Interest-bearing liabilities (2):
Savings, MMDA, NOW	77,860	306	1.58	44,092	161	1.46
Time deposits	35,418	293	3.32	8,749	44	2.02

Total interest-bearing liabilities	113,278	599	2.12	52,841	205	1.56

Noninterest-bearing liabilities	6,456			3,093
Stockholders’ equity	14,768			10,891

Total liabilities and stockholders’ equity	$134,502			$66,825

Net interest income		$1,383			$468

Interest-rate spread (3)			4.06%			2.84%

Net interest-earning assets, net margin (4)	$15,348		4.31%	$8,547		3.06%

Ratio of interest-earning assets to interest-bearing liabilities	1.14			1.16

(1)	Includes interest-earning deposits, federal funds sold and Federal Reserve Bank stock.
(2)	In 2004, prior to capitalization of interest.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$109,140	3,499	6.47%	$36,066	954	5.33%
Other interest-earning assets (1)	16,155	206	2.57	13,057	71	1.10

Total interest-earning assets	125,295	3,705	5.96	49,123	1,025	4.21

Noninterest-earning assets	6,204			5,912

Total assets	$131,499			$55,035

Interest-bearing liabilities (2):
Savings, MMDA, NOW	75,788	589	1.57	35,614	238	1.35
Time deposits	35,215	568	3.25	6,270	66	2.12

Total interest-bearing liabilities	111,003	1,157	2.10	41,884	304	1.46

Noninterest-bearing liabilities	6,099			2,119
Stockholders’ equity	14,397			11,032

Total liabilities and stockholders’ equity	$131,499			$55,035

Net interest income		$2,548			$721

Interest-rate spread (3)			3.86%			2.75%

Net interest-earning assets, net margin (4)	$14,292		4.10%	$7,239		2.96%

Ratio of interest-earning assets to interest-bearing liabilities	1.13			1.17

(1)	Includes interest-earning deposits, federal funds sold and Federal Reserve Bank stock.
(2)	In 2004, prior to capitalization of interest.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004

General. Net earnings applicable to common stockholders for the three months ended June 30, 2005 were $508,000 or $0.31 basic and diluted earnings per share compared to a net loss of $130,000 or $0.10 basic and diluted loss per share for the three months ended June 30, 2004. The increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses and the provision for income taxes.

Interest Income and Expense. Interest income increased to $1,982,000 for the three months ended June 30, 2005 from $673,000 for the three months ended June 30, 2004. Interest income on loans increased to $1,881,000 primarily due to an increase in the average loan portfolio balance for the three months ended June 30, 2005 combined with an increase in the weighted-average yield earned in 2005.

Interest expense on interest-bearing deposits increased to $599,000 for the three months ended June 30, 2005 compared to $205,000, prior to interest capitalization, for the three months ended June 30, 2004. Interest expense on interest-bearing deposits increased due to an increase in the average balance in 2005 combined with an increase in the weighted interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $98,000 for the three months ended June 30, 2005 compared to $298,000 for the comparable period in 2004. Management believes the balance in the allowance for loan losses of $1,303,000 at June 30, 2005 is adequate.

Noninterest Income. Noninterest income increased to $367,000 during the three month period ended June 30, 2005 compared to $10,000 for the same period in 2004. Brokerage fees from MCBCLC transactions accounted for $285,000 of the increase.

Noninterest Expenses. Noninterest expenses increased to $839,000 during the three-month period ended June 30, 2005 compared to $414,000 for the same period in 2004. Noninterest expense increased primarily due to the overall growth of the Company.

Income Taxes. The Company recorded a provision for income taxes of $306,000 for the three-month period ended June 30, 2005 (an effective rate of 37.6%) compared to an income tax benefit of $79,000 for the 2004 period (an effective rate of 37.6%).

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004

General. Net earnings applicable to common stockholders for the six months ended June 30, 2005 were $761,000 or $0.47 basic and $0.46 diluted earnings per share compared to a net loss of $295,000 or $0.23 basic and diluted loss per share for the six months ended June 30, 2004. The increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses and the provision for income taxes.

Interest Income and Expense. Interest income increased to $3,705,000 for the six months ended June 30, 2005 from $1,025,000 for the six months ended June 30, 2004. Interest income on loans increased to $3,499,000 primarily due to an increase in the average loan portfolio balance for the six months ended June 30, 2005 combined with an increase in the weighted-average yield earned in 2005.

Interest expense on interest-bearing deposits increased to $1,157,000 for the six months ended June 30, 2005 compared to $304,000, prior to interest capitalization, for the six months ended June 30, 2004. Interest expense on interest-bearing deposits increased due to an increase in the average balance in 2005 combined with an increase in the weighted interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $224,000 for the six months ended June 30, 2005 compared to $476,000 for the comparable period in 2004. Management believes the balance in the allowance for loan losses of $1,303,000 at June 30, 2005 is adequate.

Noninterest Income. Noninterest income increased to $500,000 during the six month period ended June 30, 2005 compared $14,000 for the same period in 2004. Brokerage fees from MCBCLC transactions accounted for $364,000 of the increase.

Noninterest Expenses. Noninterest expenses increased to $1,605,000 during the six-month period ended June 30, 2005 compared to $774,000 for the same period in 2004. Noninterest expense increased primarily due to the overall growth of the Company.

Income Taxes. The Company recorded a provision for income taxes of $459,000 for the six-month period ended June 30, 2005 (an effective rate of 37.6%) compared to an income tax benefit of $178,000 for the 2004 period (an effective rate of 37.6%).

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 23, 2005, Marco Community Bancorp, Inc. held its Annual Meeting of Shareholders. At this Annual Meeting, the following proposals were considered and acted upon:

PROPOSAL I. To elect nine directors:

	For	Withheld
John V. (Jack) Cofer	1,275,747	0
Joel M. Cox	1,275,747	0
Bruce G. Fedor	1,275,747	0
Jamie B. Greusel	1,274,747	1,000
Melanie J. Hanson	1,275,747	0
Robert A. Marks	1,275,747	0
Stephen A. McLaughlin	1,275,613	134
E. Terry Skone	1,275,747	0
Richard Storm, Jr.	1,275,747	0

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders, Continued

PROPOSAL II. To amend the 2003 Employees’ Incentive Stock Option and Limited Rights Plan by increasing the number of shares of common stock reserved for issuance thereunder by 30,000 to 125,000:

For	Against	Abstain
1,199,012	14,447	5,871

PROPOSAL III. The ratification of the appointment of Hacker, Johnson & Smith PA as the independent auditors for the Company for the fiscal year ending December 31, 2005:

For	Against	Abstain
1,275,029	600	3,010

Item 6. Exhibits

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

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date: August 9, 2005	By:	/s/ Richard Storm, Jr.
Richard Storm, Jr.,
Chief Executive Officer

Date: August 9, 2005	By:	/s/ Thomas M. Whelan
Thomas M. Whelan, Senior Vice President and Chief Financial Officer