Form 10QSB
period 2005-09-30
MARCO COMMUNITY BANCORP INC
filed 2005-11-07
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	1,826,659 shares
(class)	Outstanding at October 19, 2005

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and due from banks	$4,951,618	3,089,801
Federal funds sold	21,333,000	10,259,000
Interest-bearing deposits	2,032,869	4,694,612

Total cash and cash equivalents	28,317,487	18,043,413

Loans, net of allowance for loan losses of $1,380,230 in 2005 and $1,081,118 in 2004	118,547,354	95,871,269
Premises and equipment, net	3,778,534	3,577,018
Federal Reserve Bank stock, at cost	372,000	228,150
Accrued interest receivable	538,713	362,905
Deferred income taxes	165,675	401,028
Other assets	141,927	90,010

Total assets	$151,861,690	118,573,793

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	6,371,731	4,480,244
Savings, NOW and money-market deposits	81,642,134	65,831,087
Time deposits	45,465,047	33,197,650

Total deposits	133,478,912	103,508,981

Official checks	222,378	1,113,018
Accrued interest payable and other liabilities	939,665	278,749

Total liabilities	134,640,955	104,900,748

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 1,826,659 and 1,573,091 shares issued and outstanding in 2005 and 2004	18,267	15,731
Additional paid-in capital	16,635,982	14,322,125
Retained earnings (accumulated deficit)	566,486	(664,811)

Total stockholders’ equity	17,220,735	13,673,045

Total liabilities and stockholders’ equity	$151,861,690	118,573,793

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$2,066,635	977,448	5,565,907	1,927,716
Other interest-earning assets	208,645	56,403	413,802	127,290

Total interest income	2,275,280	1,033,851	5,979,709	2,055,006

Interest expense-
Deposits	725,698	361,384	1,882,252	622,818

Net interest income	1,549,582	672,467	4,097,457	1,432,188

Provision for loan losses	77,553	220,019	301,112	696,159

Net interest income after provision for loan losses	1,472,029	452,448	3,796,345	736,029

Noninterest income:
Service charges on deposit accounts	3,744	3,062	11,602	6,244
Brokerage fees	155,040	—	519,107	—
Other service charges and fees	73,734	24,547	201,682	35,609

Total noninterest income	232,518	27,609	732,391	41,853

Noninterest expenses:
Salaries and employee benefits	558,299	232,199	1,381,125	609,031
Occupancy and equipment	125,075	60,504	327,498	149,557
Advertising	22,567	11,500	104,006	51,508
Insurance	6,506	5,907	19,927	15,052
Data processing	40,659	19,853	118,703	64,231
Telephone	8,781	5,364	28,108	13,253
Professional fees	60,591	30,852	188,188	97,528
Stationery and supplies	13,741	18,267	51,789	42,391
Other	114,060	55,228	335,458	167,287

Total noninterest expenses	950,279	439,674	2,554,802	1,209,838

Earnings (loss) before income taxes	754,268	40,383	1,973,934	(431,956)
Income taxes	284,104	15,209	742,637	(162,534)

Net earnings (loss)	$470,164	25,174	1,231,297	(269,422)

Net earnings (loss) per share, basic	$0.18	0.01	0.50	(0.14)

Weighted-average number of shares outstanding, basic	2,648,534	1,952,676	2,486,360	1,951,296

Net earnings (loss) per share, diluted	$0.17	0.01	0.49	(0.14)

Weighted-average number of shares outstanding, diluted	2,696,802	1,952,676	2,536,452	1,951,296

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2005 and 2004

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2003	$13,000	11,645,950	(566,819)	11,092,131
Exercise of stock warrants (3,991 shares) (unaudited)	40	35,879	—	35,919
Net loss (unaudited)	—	—	(269,422)	(269,422)

Balance at September 30, 2004 (unaudited)	$13,040	11,681,829	(836,241)	10,858,628

Balance at December 31, 2004	$15,731	14,322,125	(664,811)	13,673,045
Exercise of stock options and warrants (253,568 shares) (unaudited)	2,536	2,313,857	—	2,316,393
Net earnings (unaudited)	—	—	1,231,297	1,231,297

Balance at September 30, 2005 (unaudited)	$18,267	16,635,982	566,486	17,220,735

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$1,231,297	(269,422)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	178,145	63,743
Provision for loan losses	301,112	696,159
Deferred income taxes	235,353	(162,534)
Amortization of loan fees and costs, net	(69,182)	(51,939)
Increase in accrued interest receivable	(175,808)	(189,181)
(Increase) decrease in other assets	(51,917)	56,040
(Decrease) increase in official checks, accrued interest payable and other liabilities	(229,724)	3,134,522

Net cash provided by operating activities	1,419,276	3,277,388

Cash flows from investing activities:
Net increase in loans	(22,908,015)	(63,581,240)
Purchase of premises and equipment	(379,661)	(1,823,615)
(Purchase) redemption of Federal Reserve Bank Stock	(143,850)	5,650

Net cash used in investing activities	(23,431,526)	(65,399,205)

Cash flows from financing activities:
Net increase in deposits	29,969,931	68,878,240
Net proceeds from exercise of common stock warrants and options	2,316,393	35,919

Net cash provided by financing activities	32,286,324	68,914,159

Net increase in cash and cash equivalents	10,274,074	6,792,342
Cash and cash equivalents at beginning of period	18,043,413	9,848,814

Cash and cash equivalents at end of period	$28,317,487	16,641,156

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of interest capitalized of $52,000 in 2004	$1,806,302	511,658

Income taxes	$225,000	—

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2005, the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004. The results of operations for the three- and nine- month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

2.	Loan Impairment and Loan Losses

The Company had no impaired loans during the nine months ended September 30, 2005 or 2004. Also, at September 30, 2005 and 2004, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

The activity in the allowance for loan losses follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Beginning balance	$1,302,677	711,856	1,081,118	235,716
Charge-offs	—	—	(2,000)	—
Provision for loan losses	77,553	220,019	301,112	696,159

Ending balance	$1,380,230	931,875	1,380,230	931,875

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Earnings (Loss) Per Share (“EPS”)

Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities in 2005 for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the three-for-two stock split declared on October 18, 2005. The following table presents the calculations of EPS.

	2005			2004
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings (Loss)	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS:
Net earnings available to common stockholders	$470,164	2,648,534	$0.18	$25,174	1,952,676	$0.01

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		48,268			—

Diluted EPS:
Net earnings available to common stockholder and assumed conversions	$470,164	2,696,802	$0.17	$25,174	1,952,676	$0.01

Nine Months Ended September 30:
Basic EPS:
Net earnings (loss) available to common stockholders	$1,231,297	2,486,360	$0.50	$(269,422)	1,951,296	$(0.14)

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		50,092			—

Diluted EPS:
Net earnings (loss) available to common stockholder and assumed conversions	$1,231,297	2,536,452	$0.49	$(269,422)	1,951,296	$(0.14)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2005 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	13.59%	10.00%
Tier I capital to risk-weighted assets	12.34%	6.00%
Tier I capital to total assets - leverage ratio	9.30%	5.00%

5.	Stock Compensation Plans

In 2004, the Company adopted three stock option plans. The Employees’ Stock Option Plan is for the benefit of officers and other key employees of the Holding Company, the Bank and MCBCLC. A total of 187,500 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. At September 30, 2005, 60,600 options (adjusted) remain available for grant.

The Directors’ Stock Option Plan is for the benefit of directors of the Holding Company, the Bank and MCBCLC. A total of 142,500 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. At September 30, 2005, 11,250 options (adjusted) remain available for grant.

The Advisory Directors’ Stock Option Plan is for the benefit of advisory directors of the Company. A total of 37,500 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have six year terms and begin vesting one year after the date of grant at 25% a year over a four year period. At September 30, 2005, 13,500 options (adjusted) remain available for grant.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Stock Compensation Plans, Continued

A summary of the plans is as follows. All options and exercise price information has been adjusted to reflect the three-for-two stock split declared on October 18, 2005 (in thousands, except for share and per share information):

	Number of Shares	Range of Per Share Option Exercise Price	Weighted- Average Per Share Exercise Price	Aggregate Option Price
The Employees’ Plan:
Options outstanding at December 31, 2004	125,250	$6.00-6.67	6.10	764
Options granted	38,250	6.67-8.00	6.81	260
Options exercised	(1,950)	6.00	6.00	(12)
Options forfeited	(38,550)	6.00-6.67	6.05	(233)

Options outstanding at September 30, 2005	123,000	$6.00-8.00	6.33	779

The Directors’ Plan:
Options outstanding at December 31, 2004	120,000	$6.00-6.67	6.11	733
Options granted	11,250	6.67	6.67	75

Options outstanding at September 30, 2005	131,250	$6.00-6.67	6.15	808

The Advisory Directors’ Plan:
Options outstanding at December 31, 2004	26,250	$6.00	6.00	158
Options forfeited	(2,250)	6.00	6.00	(14)

Options outstanding at September 30, 2005	24,000	$6.00	6.00	144

The weighted-average remaining contractual life of the outstanding stock options at September 30, 2005 was 7.7 years.

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

The following table illustrates the effect on net earnings (loss) and basic and diluted earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. For purposes of proforma disclosure, the estimated fair value is included in expense in the period vesting occurs ($ in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings (loss), as reported	$470	25	1,231	(269)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	—	(22)	(69)	(184)

Proforma net earnings (loss)	$470	3	1,162	(453)

Basic earnings (loss) per share:
As reported	$.18	.01	.50	(.14)

Proforma	$.18	—	.47	(.23)

Diluted earnings (loss) per share:
As reported	$.17	.01	.49	(.14)

Proforma	$.17	—	.46	(.23)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Stock Compensation Plans, Continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Assumptions:
Weighted-average risk-free rate of return	4.25%	4.30%	4.25%	4.06%
Annualized dividend yield	—	—	—	—
Expected stock volatility	10.78%	10.97%	10.83%	10.97%
Expected life of options granted	6.50 years	10 years	8.07 years	10 years

Grant-date fair value of options issued during the period	$66	88	93	579

Weighted-average grant-date fair value of each option granted during the period	$1.73	1.90	1.88	2.19

6.	Stock Split

On October 18, 2005, the board of directors declared a three-for-two stock split on all outstanding common shares for stockholders of record on November 15, 2005, which will be distributed on December 15, 2005. Stockholders will receive cash in lieu of fractional shares resulting from this split based on the market value of the common stock on the record date.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2005, and for the three- and nine- month periods ended September 30, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of September 30, 2005, the related interim condensed consolidated statements of operations for the three- and nine- month periods ended September 30, 2005 and 2004 and the related interim condensed consolidated statements of cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2005 and 2004. These interim condensed financial statements are the responsibility of the Company’s management.

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

November 1, 2005

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of September 30, 2005 and December 31, 2004

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

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2005 was from net deposit inflows of $30.0 million. Cash was used primarily to originate loans, net of principal repayments totaling $22.9 million. At September 30, 2005, the Bank exceeded its regulatory liquidity requirements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, Continued

Unused lines of credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at September 30, 2005 follows:

Contract Amount
Unused lines of credit	$30,783,000

Management believes that the Company has adequate resources to fund all of its commitments.

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004	Nine Months Ended September 30, 2004
Average equity as a percentage of average assets	11.14%	14.00%	16.07%
Total equity to total assets at end of period	11.34%	11.53%	10.54%
Return on average assets (1)	1.21%	(0.12)%	(0.53)%
Return on average equity (1)	10.83%	(0.88)%	(3.31)%
Noninterest expense to average assets (1)	2.51%	2.28%	2.39%

(1)	Annualized for the nine months ended September 30, 2005 and 2004.

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

	Three Months Ended September 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$116,004	2,066	7.07%	$72,661	978	5.33%
Other interest-earning assets (1)	23,704	209	3.50	15,600	56	1.42

Total interest-earning assets	139,708	2,275	6.46	88,261	1,034	4.64

Noninterest-earning assets	6,228			5,072

Total assets	$145,936			$93,333

Interest-bearing liabilities (2):
Savings, MMDA, NOW	76,092	320	1.67	54,385	220	1.60
Time deposits	45,403	406	3.55	22,657	150	2.63

Total interest-bearing liabilities	121,495	726	2.37	77,042	370	1.91

Noninterest-bearing liabilities	7,659			5,463
Stockholders’ equity	16,782			10,828

Total liabilities and stockholders’ equity	$145,936			$93,333

Net interest income		$1,549			$664

Interest-rate spread (3)			4.09%			2.73%

Net interest-earning assets, net margin (4)	$18,213		4.40%	$11,219		2.98%

Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.15

(1)	Includes interest-earning deposits, federal funds sold and Federal Reserve Bank stock.
(2)	In 2004, prior to capitalization of interest.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$111,536	5,566	6.67%	$49,187	1,928	5.24%
Other interest-earning assets (1)	18,851	414	2.94	14,030	127	1.21

Total interest-earning assets	130,387	5,980	6.13	63,217	2,055	4.35

Noninterest-earning assets	5,976			4,503

Total assets	$136,363			$67,720

Interest-bearing liabilities (2):
Savings, MMDA, NOW	75,890	909	1.60	40,399	472	1.56
Time deposits	38,648	974	3.37	11,772	203	2.31

Total interest-bearing liabilities	114,538	1,883	2.20	52,171	675	1.73

Noninterest-bearing liabilities	6,633			4,668
Stockholders’ equity	15,192			10,881

Total liabilities and stockholders’ equity	$136,363			$67,720

Net interest income		$4,097			$1,380

Interest-rate spread (3)			3.93%			2.62%

Net interest-earning assets, net margin (4)	$15,849		4.20%	$11,046		2.92%

Ratio of interest-earning assets to interest-bearing liabilities	1.14			1.21

(1)	Includes interest-earning deposits, federal funds sold and Federal Reserve Bank stock.
(2)	In 2004, prior to capitalization of interest.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is annualized net interest income divided by average interest-earning assets.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004

General. Net earnings for the three months ended September 30, 2005 were $470,000 or $0.18 basic earnings per share and $0.17 diluted earnings per share compared to net earnings of $25,000 or $0.01 basic and diluted earnings per share for the three months ended September 30, 2004. The increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses and the provision for income taxes.

Interest Income and Expense. Interest income increased to $2,275,000 for the three months ended September 30, 2005 from $1,034,000 for the three months ended September 30, 2004. Interest income on loans increased to $2,066,000 primarily due to an increase in the average loan portfolio balance for the three months ended September 30, 2005 combined with an increase in the weighted-average yield earned in 2005.

Interest expense on interest-bearing deposits increased to $726,000 for the three months ended September 30, 2005 compared to $370,000, prior to interest capitalization, for the three months ended September 30, 2004. Interest expense on interest-bearing deposits increased due to an increase in the average balance in 2005 combined with an increase in the weighted interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $78,000 for the three months ended September 30, 2005 compared to $220,000 for the comparable period in 2004. Management believes the balance in the allowance for loan losses of $1,380,000 at September 30, 2005 is adequate.

Noninterest Income. Noninterest income increased to $233,000 during the three month period ended September 30, 2005 compared to $28,000 for the same period in 2004. Brokerage fees from MCBCLC transactions accounted for $155,000 of the increase.

Noninterest Expenses. Noninterest expenses increased to $950,000 during the three-month period ended September 30, 2005 compared to $440,000 for the same period in 2004. Noninterest expense increased primarily due to the overall growth of the Company.

Income Taxes. The Company recorded a provision for income taxes of $284,000 for the three-month period ended September 30, 2005 (an effective rate of 37.7%) compared to a provision for income tax of $15,000 for the 2004 period (an effective rate of 37.7%).

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004

General. Net earnings for the nine months ended September 30, 2005 were $1,231,000 or $0.50 basic and $0.49 diluted earnings per share compared to a net loss of $269,000 or $0.14 basic and diluted loss per share for the nine months ended September 30, 2004. The increase in the Company’s net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses and the provision for income taxes.

Interest Income and Expense. Interest income increased to $5,980,000 for the nine months ended September 30, 2005 from $2,055,000 for the nine months ended September 30, 2004. Interest income on loans increased to $5,566,000 primarily due to an increase in the average loan portfolio balance for the nine months ended September 30, 2005 combined with an increase in the weighted-average yield earned in 2005.

Interest expense on interest-bearing deposits increased to $1,882,000 for the nine months ended September 30, 2005 compared to $675,000, prior to interest capitalization, for the nine months ended September 30, 2004. Interest expense on interest-bearing deposits increased due to an increase in the average balance in 2005 combined with an increase in the weighted interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $301,000 for the nine months ended September 30, 2005 compared to $696,000 for the comparable period in 2004. Management believes the balance in the allowance for loan losses of $1,380,000 at September 30, 2005 is adequate.

Noninterest Income. Noninterest income increased to $732,000 during the nine month period ended September 30, 2005 compared $42,000 for the same period in 2004. Brokerage fees from MCBCLC transactions accounted for $519,000 of the increase.

Noninterest Expenses. Noninterest expenses increased to $2,555,000 during the nine-month period ended September 30, 2005 compared to $1,210,000 for the same period in 2004. Noninterest expense increased primarily due to the overall growth of the Company.

Income Taxes. The Company recorded a provision for income taxes of $743,000 for the nine-month period ended September 30, 2005 (an effective rate of 37.6%) compared to an income tax benefit of $163,000 for the 2004 period (an effective rate of 37.6%).

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

Exhibit No.	Description of Exhibit
(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State

(a) 3.2	Bylaws of Marco Community Bancorp, Inc.

(a) 4.1	Specimen Common Stock Certificate

(a) 4.2	2003 Warrant Plan

(c) 4.4	Specimen Warrant Certificate (2004)

(c) 10.2	Letter Agreement with Thomas M. Whelan

(d) 10.3	Employees’ Stock Option Plan

(d) 10.4	Directors’ Stock Option Plan

(d) 10.5	Advisory Directors’ Stock Option Plan

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date: November 4, 2005	By:	/s/ Richard Storm, Jr.
Richard Storm, Jr.,
Chief Executive Officer

Date: November 4, 2005	By:	/s/ Thomas M. Whelan
Thomas M. Whelan, Senior Vice President and
Chief Financial Officer