Form 10KSB
period 2005-12-31
MARCO COMMUNITY BANCORP INC
filed 2006-03-23
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

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

Common Stock $0.01 par value.

Check whether the issuer is not required to file reports pursuant to the Section 13 or 15(d) of the Exchange Act  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year: $9,403,803

There were 2,865,988 shares of common stock outstanding at January 31, 2006. There were no shares of preferred stock outstanding at January 31, 2005. The total market value of the common stock held by non-affiliates at January 31, 2006, was $31,338,288.

Documents incorporated by reference: Proxy Statement for the Annual Meeting of Shareholders filed electronically within 120 days of January 1, 2006.

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

Competition among financial institutions in our primary service area is intense. There are seven other commercial banks with a total of seven branches in Marco Island. All seven banks are affiliated with major bank holding companies. There are no savings associations or credit unions located in Marco Island, however, savings associations and credit unions are located in nearby communities.

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

The Bank’s loan policy provides the Bank’s lenders with the discretion necessary to accomplish our lending objectives, while assuring compliance with banking regulations. The Bank Board’s Loan Committee is responsible for ensuring the soundness of the Bank’s credit policy, adherence to lending policies and compliance with applicable laws, rules and regulations. To fulfill these responsibilities, the Loan Committee reviews the adequacy of the Bank’s credit policy on at least an annual basis, reviews all large loans and monitors the performance of the loan portfolio on an ongoing basis. At December 31, 2005, net loans comprised 84% of our total assets.

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

The following types of credit are also considered by the Bank, subject to adequate available resources to monitor and service such credit:

☐	real estate development loans secured by a first lien on the property where the Bank is also providing construction and/or permanent financing;

☐	term loans secured by machinery and equipment (terms of such loans will be consistent with the purpose, cash flow capacity, and economic life of collateral); and

☐	credit lines for short-term working capital requirements. All credit lines are subject to review at least annually and will generally carry a requirement for a minimum 30 consecutive day annual out-of-debt period.

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

Consumer Loans - Consumer loans are provided to individuals for household, family and personal expenditures. Consumer loans generally involve more risk than mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal. This risk is due to the potential for damage to the collateral or other loss of value, and the fact that any remaining deficiency often does not warrant further collection efforts. In addition, consumer loan performance depends on the borrower’s continued financial stability and is, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Generally, consumer loans have a maturity of not longer than six years. The primary type of consumer lending will be for the financing of boats and automobiles, pre-approved lines of credit, home improvements and education.

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, the Bank has considered that as of December 31, 2005, approximately 12.8% of outstanding loans are in the commercial real estate loan category compared to 7.3% at December 31, 2004. At December 31, 2005, commercial loans represented 12.5% of our loan portfolio, compared to 7.6% at December 31, 2004. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2005, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management’s judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect the borrower’s ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market. For the year ended December 31, 2005 one loan totaling $2,000 was charged off against the allowance for loan losses. During the year ended December 31, 2004 no loans were charged off against the allowance for loan losses.

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

Investments

We enter into Federal Funds transactions with our principal correspondent banks and primarily act as a net seller of such funds. The sale of Federal Funds amount to a short-term loan from us to another bank, usually overnight. At December 31, 2005, Federal Funds sold comprised 9.6% of our total assets, compared to 8.7% as of December 31, 2004. At December 31, 2005, we had no investment securities.

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

Employees

As of December 31, 2005, we employed 29 full-time persons, including two executive officers. Employees are hired as needed to meet company-wide personnel demands.

Supervision and Regulation

As a registered bank holding company, MCBI is subject to an extensive body of state and federal banking laws and regulations, which impose specific requirements and restrictions on virtually all aspects of our operations. We are also affected by government monetary policy and by regulatory measures affecting the banking industry in general.

The following is a brief summary of some of the statutes, rules and regulations which affect our operations. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of MCBI and the Bank.

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

Recent Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received. The SOP also prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP did not impact the Company’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”). This Statement replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, accounting for nonsubstantive vesting provisions, and attributing compensation cost to reporting periods. Under the provisions of SFAS No. 123(R), the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated. Effective January 1, 2006, the Company will begin expensing the fair value of unvested stock options and any future grants of stock options. Based on the amount of unvested stock options as of December 31, 2005, the Company will record future compensation expense as follows:

Year Ending December 31,	Amount
2006	$51,000
2007	30,000
2008	15,000
2009	5,000

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

ITEM 2. DESCRIPTION OF PROPERTY

On June 18, 2004, we moved into our new headquarters office which is located at 1770 San Marco Road, Marco Island, Florida. This is a two-story 12,500 square foot office condominium building, which was custom built to meet our specifications. The Bank owns the first floor and currently conducts all of its retail operations from this location. There are four drive-through lanes, one of which has an ATM. We have five teller stations in our lobby and nine offices for customer service personnel, loan offices and private banking. There are staff facilities and a community room. MCB owns most of the second floor and its offices are located there along with executive offices of our Bank’s executive officers. Approximately 1,168 square feet were sold to an unrelated third party in 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

In May 2005, MCBI became quoted on the Over-the-Counter-Bulletin-Board (“OTCBB”) under the symbol “MCBN,” but no trades occurred until October 2005. Prior to that, there was no public market for the stock. The table below shows the high, low and closing bid prices on the OTCBB for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

Calendar Quarter Ended	Low	High
December 31, 2005	$18.85	$19.50

On October 18, 2005, the board of directors declared a three-for-two stock split on all outstanding common shares for stockholders of record on November 15, 2005, which was distributed on December 15, 2005. As of December 31, 2005, MCBI common stock was held by approximately 543 shareholders.

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

During the initial common stock offering period in 2003, 1,000,000 shares were included in units with a unit consisting of one share of common stock and one purchase warrant. The price per unit was $9. A total of 1,000,000 units were sold during this initial offering period for total proceeds of $9,000,000. Each warrant entitled the holder thereof to purchase one-quarter of one share of additional common stock for $9 per share during the 24 month period following the commencement of banking operations. In 2005 and 2004, 963,364 and 27,164 warrants, respectively were exercised. All warrants issued pursuant to the offering expired August 18, 2005. In 2004, the Company sold an additional 265,000 units to existing shareholders. Each unit consisted of one share of common stock and one purchase warrant. The price per unit was $10. Each warrant entitles the holder to purchase one share of additional common stock for $12 per share during the two-year period ending October 8, 2006. As of December 31, 2005, 97,415 warrants relating to this common stock sale had been exercised. As of December 31, 2004, no warrants relating to this common stock sale had been exercised. At December 31, 2005, 292,651 warrants remain outstanding at $8 per share after adjustment for the three-for-two stock split paid on December 15, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

At December 31, or for the Period then Ended

($ in thousands, except per share figures)

At Year End:	2005	2004
Cash and cash equivalents	$19,341	$18,043
Loans, net	132,773	95,871
All other assets	5,314	4,660

Total assets	$157,428	$118,574

Deposit accounts	137,385	103,509
All other liabilities	1,671	1,392
Stockholders’ equity	18,372	13,673

Total liabilities and stockholders’ equity	$157,428	$118,574

Total interest income	8,430	3,509
Total interest expense	2,661	1,099

Net interest income	5,769	2,410
Provision for loan losses	620	845

Net interest income after provision for loan losses	5,149	1,565
Noninterest income	974	82
Noninterest expenses	3,573	1,804

Earnings (loss) before income taxes	2,550	(157)
Income tax	961	59

Net earnings (loss)	$1,589	$(98)

Net earnings (loss) per share, basic	$0.62	$(0.05)

Net earnings (loss) per share, diluted	$0.60	$(0.05)

Ratios and Other Data:
Return on average assets	1.15%	(0.12)%
Return on average equity	10.03%	(0.88)%
Average equity to average assets	11.50%	14.00%
Interest-rate spread during the period	4.08%	2.92%
Net yield on average interest-earning assets	4.37%	3.19%
Dividend Payout Rate	—	—
Ratio of average interest-earning assets to average Interest-bearing liabilities	1.15	1.18
Nonperforming loans and foreclosed real estate as a Percentage of total assets at end of year	—	—
Allowance for loan losses as a percentage of total loans at end of year	1.26%	1.11%
Total number of banking offices	1	1
Total shares outstanding at end of year	2,842,949	2,359,636 (1)
Book value per share at end of year	$6.46	$5.79 (1)

(1)	Adjusted for the December 2005 3:2 stock split.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2005 and 2004 and the Periods then Ended

General

Marco Community Bancorp, Inc., a Florida corporation (the “Holding Company”), was incorporated on January 28, 2003 for the purpose of operating as a one-bank holding company. The Holding Company currently owns 100% of the outstanding shares of Marco Community Bank (the “Bank”) and MCB Commercial Lending Corp. (“MCBCLC”) (collectively, the “Company”). The Holding Company’s only business is the ownership and operation of the Bank and MCBCLC. The Bank is a Florida-chartered commercial bank which opened for business on August 18, 2003. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to businesses and individuals from its banking office located in Marco Island, Florida. MCBCLC operates as a commercial loan brokerage business.

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

Liquidity and Capital Resources

Our total assets at December 31, 2005 were $157.4 million and net loans were $132.8 million, while at December 31, 2004, total assets were $118.6 million and net loans were $ 95.9 million. Deposits totaled $137.4 million at December 31, 2005 and $103.5 million at December 31, 2004. The Company’s primary source of cash during the period ended December 31, 2005, was deposit inflows of $33.9 million and deposits inflows of $84.0 million for the period ended December 31, 2004. Cash was used primarily to originate loans, net of principal repayments, of $37.5 and $78.0 million in 2005 and 2004, respectively. At December 31, 2005, we had no outstanding commitments to originate loans, commitments to borrowers for available lines of credit totaling $30.2 million and had time deposits of $36.7 million maturing in the next twelve months. At December 31, 2004, we had no outstanding commitments to originate loans. Commitments to borrowers for available lines of credit totaled $ 23.3 million and time deposits totaled $ 19.3 million maturing in the next twelve months. We expect to fund our commitments from the sources described above and could adjust the interest-rates paid on deposits if necessary to attract or retain time deposit accounts.

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

Credit Risk

Our primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2005 and 2004, we had no nonperforming assets or loans delinquent ninety days or more. At December 31, 2005, we had one charge-off totaling $2,000. There were no charged off loans for the year ended December 31, 2004

We evaluate the allowance for loan losses on a regular basis. It is based upon our periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. We base the allowance for loan losses on a grading system.

Summary of Loan Loss Experience

An analysis of the Bank’s allowance for loan losses for 2005 and 2004, is furnished in the following table (in thousands);

	Period Ended December 31, 2005	Period Ended December 31, 2004
Balance at beginning of period	$1,081	$236
Charge-offs	(2)	0
Recoveries	0	0
Provision charged to operations	620	845

Balance at end of period	$1,699	$1,081

Average loans outstanding during the period	$114,152	$59,178

At December 31, 2005 and 2004, the allowance was allocated as follows ($ in thousands):

	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	2005		2004
Commercial real estate	$224	12.8%	$88	7.3%

Commercial	218	12.5	92	7.6

Residential real estate	648	38.2	411	38.9
Consumer	99	6.2	88	8.0
Home equity loans and lines of credit	510	30.3	402	38.2

Total	$1,699	100.0%	$1,081	100.0%

Loan Portfolio Composition

Residential real estate loans comprise the largest group of loans in our portfolio amounting to $51.3 million, or 38.2% of the total loan portfolio as of December 31, 2005 and $ 37.8 million, or 38.9 % of the total loan portfolio as of December 31, 2004. At December 31, 2005, home equity loans and lines of credit were $40.8 million, loans secured by commercial real estate were $17.2 million, commercial loans amounted to $16.8 million and consumer loans totaled $8.3 million. At December 31, 2004, home equity loans and lines of credit were $37.1 million, loans secured by commercial real estate were $7.1 million, commercial loans amounted to $7.3 million and consumer loans totaled $7.7 million.

The following table sets forth the composition of the loan portfolio:

	At December 31, 2005
	Amount	% of Total
	(in thousands)
Commercial real estate	$17,199	12.8%
Commercial	16,797	12.5
Residential real estate	51,332	38.2
Consumer	8,288	6.2
Home equity loans and lines of credit	40,821	30.3

Total loans	134,437	100.0%

Add (subtract):
Deferred loan costs net	35
Allowance for loan losses	(1,699)

Loans, net	$132,773

	At December 31, 2004
	Amount	% of Total
	(in thousands)
Commercial real estate	$7,061	7.3%
Commercial	7,322	7.6
Residential real estate	37,758	38.9
Consumer	7,743	8.0
Home equity loans and lines of credit	37,050	38.2

Total loans	96,934	100.0%

Add (subtract):
Deferred loan costs net	18
Allowance for loan losses	(1,081)

Loans, net	$95,871

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Bank’s liquidity position was initially established through the Holding Company’s purchase of $ 6.4 million of the common stock of the Bank. In 2004, the Holding Company contributed an additional $5.1 million to the Bank’s capital. In 2005, the Holding Company contributed an additional $1.5 million to the Bank’s capital. As the Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Bank deposits were $137.4 million at December 31, 2005 and $ 103.5 million at December 31, 2004. Below are the pertinent liquidity balances and ratios at December 31, 2005 and 2004 ($ in thousands).

	At December 31, 2005	At December 31, 2004
Cash and cash equivalents	$19,341	$18,043

Time deposits over $100,000 to total deposits ratio	17.1%	12.5%
Loan to deposit ratio	97.9%	93.8%
Brokered deposits	$27,920	$17,020

Cash and cash equivalents are the primary source of liquidity. At December 31, 2005, cash and cash equivalents amounted to $19.3 million, representing 12.3% of total assets. At December 31, 2004, cash and cash equivalents amounted to $18.0 million, representing 15.2 % of total assets. At December 31, 2005 and December 31, 2004, large denomination certificates accounted for 17.1% and 12.5%, respectively, of total deposits. Large denomination time deposits generally are more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination time deposits and periodically adjusts the Bank’s rates in accordance with market demands. Significant withdrawals of large denomination time deposits may have a material adverse effect on the Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from bank customers residing outside of Collier County, Florida, the volatility of such deposits is higher than if such deposits were obtained from depositors residing inside of Collier County, as outside depositors are generally more likely to be interest rate sensitive. Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2005 and 2004, the Bank had $27.9 million and $17.0 million, respectively, in brokered deposits in its portfolio. Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Bank’s liquidity increasing or decreasing in any material way in the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2005, the most recent notification from the regulatory authorities categorized the Bank as well capitalized. An institution must maintain certain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. See Note 9 to the Consolidated Financial Statements for the actual capital amounts and ratios.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest-rate swaps. Our market risk arises primarily from interest-rate risk inherent in our lending and deposit taking activities. To that end, we actively monitor and manage our interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 5 of Notes to Consolidated Financial Statements.

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

Asset - Liability Structure

As part of our asset and liability structure we emphasize establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing our operations. We believe these processes and procedures provide us with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2005 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

	Three Months	More Than Three Months to One Year	More Than One Year To Five Years	More Than Five Years to Fifteen Years	Over Fifteen Years	Total
Loans (1):
Variable rate	$114,854	704	2,936	3,351	—	121,845
Fixed rate	170	1,046	10,030	1,346	—	12,592

Total loans	115,024	1,750	12,966	4,697	—	134,437
Federal funds sold	15,151	—	—	—	—	15,151
Interest bearing due from banks	2,050	—	—	—	—	2,050
Federal Reserve Bank stock	—	—	—	228	—	228

Total rate-sensitive assets	132,225	1,750	12,966	4,925	—	151,866

Deposit accounts:
Savings, NOW and money market deposits (2)	65,072	—	—	—	—	65,072
Time deposits (2)	9,742	26,936	29,885	—	—	66,563

Total rate-sensitive liabilities	74,814	26,936	29,885	—	—	131,635

GAP repricing differences	$57,411	(25,186)	(16,919)	4,925	—	20,231

Cumulative GAP	$57,411	32,225	15,306	20,231	20,231	20,231

Cumulative GAP/total assets	36.5%	20.5%	9.7%	12.9%	12.9%	12.9%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the loan portfolio at December 31, 2005 (in thousands):

Years Ending December 31,	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Home equity and Lines of Credit	Total
2006	$7,058	$4,785	$15,283	$1,733	$2,207	$31,066
2007 - 2010	8,205	9,968	13,575	2,558	1,620	35,926
2011 and beyond	1,936	2,044	22,474	3,997	36,994	67,445

Total	$17,199	$16,797	$51,332	$8,288	$40,821	$134,437

Of the $103.4 million of loans due after 2006, 11.0% of such loans have fixed-interest rates and 89.0% have adjustable interest rates.

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

Deposit and Other Source of Funds

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

Deposits. Deposits are attracted principally from our primary geographic market area in Marco Island , Florida. We offer a variety of deposit instruments including demand deposit accounts, NOW accounts, money- market accounts, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. We set the deposit interest rates weekly based on a review of deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

We have emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At December 31, 2005		At December 31, 2004
	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing deposits	$5,750	4.2%	$4,480	4.3%
Savings	40,590	29.5	45,919	44.4
NOW and money market deposits	24,482	17.9	19,912	19.2

Subtotal	70,822	51.6	70,311	67.9

Certificate of deposits:
0.00% - 2.99%	3,551	2.6	20,465	19.8
3.00% - 3.99%	27,230	19.8	7,488	7.2
4.00% - 4.99%	34,930	25.4	4,645	4.5
5.00% - 5.99%	852	0.6	600	0.6

Total certificates of deposit	66,563	48.4	33,198	32.1

Total deposits	$137,385	100.0%	$103,509	100.0%

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

At December 31, 2005
Due in three months or less	$3,909
Due in more than three to twelve months	14,822
Due in more than one year to three years	3,333
Due in more than three years	1,413

Total	$23,477

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

	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
Interest-earning assets:
Loans	$114,152	7,867	6.89%	$59,178	3,299	5.57%
Other interest-earning assets (1)	17,823	563	3.16	14,740	210	1.42

Total interest-earning assets	131,975	8,430	6.39	73,918	3,509	4.75

Noninterest-earning assets	5,842			5,338

Total assets	$137,817			79,256

Interest-bearing liabilities:
Savings	46,873	1,012	2.16	30,702	618	2.01
Money market and NOW deposits	26,934	207	0.77	15,403	86	0.56
Time deposits (2)	41,254	1,442	3.50	16,632	447	2.69

Total interest-bearing deposits	115,061	2,661	2.31	62,737	1,151	1.83

Noninterest-bearing liabilities	6,907			5,425
Stockholders’ equity	15,849			11,094

Total liabilities and stockholders’ equity	$137,817			79,256

Net interest/dividend income (2)		$5,769			2,358

Interest-rate spread (3)			4.08%			2.92%

Net interest margin (4)			4.37%			3.19%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.15			1.18

(1)	Includes interest-bearing deposits, federal funds sold and Federal Reserve Bank stock.
(2)	Interest expense and net interest/dividend income is prior to capitalization of interest
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Increase (Decrease) Due to
	Rate	Volume	Rate/Volume	Total
	(In thousands)
Year Ended December 31, 2005 vs. 2004:

Interest-earning assets:
Loans	$781	$3,061	$726	$4,568
Other interest-earning assets	256	44	53	353

Total	1,037	3,105	779	4,921

Interest-bearing liabilities:
Deposits:
Savings, demand, money-market and NOW deposits	55	426	33	514
Time deposits	135	661	200	996

Total	190	1,087	233	1,510

Net change in net interest income	$847	$2,018	$546	$3,411

Non-Interest Expense

Non-interest expense for the year ended December 31, 2005, amounted to $3.6 million. As a percent of total average assets, non-interest expense amounted to 2.6%.

The components of non-interest expense for the periods indicated are set forth below (in thousands):

	2005	2004
Salaries and benefits	$1,926	$916
Occupancy and equipment	442	222
Data processing	172	134
Advertising	140	75
Professional fees	234	124
Director Fees	156	—
General operating expenses	503	333

Total non-interest expense	$3,573	$1,804

Comparison of the Year Ended December 31, 2005 and 2004

General. Net earnings for the year ended December 31, 2005 was $1.6 million or $0.62 per basic share and $0.60 per diluted share compared to net losses of $98,000 or $0.05 per basic and $0.05 per diluted share for 2004. The improved results were primarily due to an increase in net interest income resulting from growth in our interest-earning assets combined with increases in interest rates and an increase in non-interest income, partially offset by an increase in non-interest expenses and the provision for income taxes.

Interest Income. Interest income increased to $8.4 million for the year ended December 31, 2005 from $3.5 million for the period ended December 31, 2004. Interest on loans increased to $7.9 million due to an increase in the average loan portfolio balance in 2005 and an increase in the weighted-average yield earned in 2005. Interest on other interest-earning assets increased from $210,000 for the period ended December 31, 2004 to $563,000 for the year ended December 31, 2005 due to an increase in the weighted-average yield earned in 2005 combined with an increase in the average balance.

Interest Expense. Interest expense on deposits increased to $2.7 million, for the year ended December 31, 2005 from $1.2 million, before capitalized interest, in 2004. The increase is primarily due to an increase in the average deposits in 2005 combined with an increase in the weighted average cost of deposits.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending we conduct, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. The provision for loan losses was $620,000 for the year ended December 31, 2005 compared to $845,000 for 2004. The increase resulted from growth in our loan portfolio. The allowance for loan losses is $1.7 million at December 31, 2005. While management believes its allowance for loan losses is adequate as of December 31, 2005, future adjustments to our allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the determination.

Non-interest Income. Non-interest income increased to $974,000 for the year ended December 31, 2005 from $82,000 for the period ended December 31, 2004. The increase was due to the addition of $679,000 in fees from MCBCLC as well as an increase in service charges and fees in 2005 due to the growth of the Bank.

Non-interest Expense. Total non-interest expense increased to $3.6 million for the year ended December 31, 2005 from $1.8 million for 2004. The increase was primarily due to an increase in salaries and employee benefits, occupancy and other expenses due to the opening of MCBCLC and the overall growth of the Bank.

Income Taxes. Income taxes for the year-end December 31, 2005 was $961,000 (an effective rate of 37.7%) compared to a tax benefit of $59,000 in 2004 (an effective rate of 37.6%).

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

Selected Quarterly Results

Selected quarterly results of operations for the four quarters ended December 31 are as follows (in thousands, except share amounts):

	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	2,450	2,275	1,982	1,723	1,450	1,034	673	352
Interest expense	779	725	599	558	476	361	181	81

Net interest income	1,671	1,550	1,383	1,165	974	673	492	271
Provision for loan losses	319	77	98	126	149	220	298	178
Earnings (loss) before income taxes	576	754	814	406	275	40	(209)	(263)
Net earnings	358	470	508	253	171	25	(130)	(164)
Basic earnings per common share	0.13	0.18	.21	0.11	0.08	0.01	(0.06)	(0.08)
Diluted earnings per common share	0.12	0.17	.20	0.10	0.08	0.01	(0.06)	(0.08)
Cash dividends declared per common share	—	—	—	—	—	—	—	—

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

ITEM 7. FINANCIAL STATEMENTS TO FOLLOW THIS PAGE.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Marco Island, Florida

Audited Consolidated Financial Statements

At December 31, 2005 and 2004 and for the Years Then Ended

(Together with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have audited the accompanying consolidated balance sheets of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 13, 2006

500 North Westshore Boulevard, Post Office Box 20368, Tampa, Florida 33622-0368, (813) 286-2424

A Registered Public Accounting Firm

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	At December 31,
	2005	2004
Assets

Cash and due from banks	$2,139,832	3,089,801
Federal funds sold	15,151,000	10,259,000
Interest-bearing deposits	2,050,442	4,694,612

Total cash and cash equivalents	19,341,274	18,043,413

Loans, net of allowance for loan losses of $1,699,156 in 2005 and $1,081,118 in 2004	132,773,002	95,871,269
Premises and equipment, net	3,735,832	3,577,018
Federal Reserve Bank stock, at cost	372,000	228,150
Accrued interest receivable	710,405	362,905
Deferred income taxes	296,898	401,028
Other assets	198,860	90,010

Total assets	$157,428,271	118,573,793

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	5,749,803	4,480,244
Savings, NOW and money-market deposits	65,071,953	65,831,087
Time deposits	66,563,469	33,197,650

Total deposits	137,385,225	103,508,981

Official checks	558,578	1,113,018
Accrued interest payable and other liabilities	1,112,494	278,749

Total liabilities	139,056,297	104,900,748

Commitments (Note 5)

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 2,842,949 and 1,573,091 shares issued and outstanding in 2005 and 2004	28,429	15,731
Additional paid-in capital	17,419,483	14,322,125
Retained earnings (accumulated deficit)	924,062	(664,811)

Total stockholders’ equity	18,371,974	13,673,045

Total liabilities and stockholders’ equity	$157,428,271	118,573,793

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004
Interest income:
Loans	$7,867,354	3,298,987
Other interest-earning assets	562,465	210,376

Total interest income	8,429,819	3,509,363

Interest expense- Deposits	2,661,142	1,099,036

Net interest income	5,768,677	2,410,327

Provision for loan losses	620,038	845,402

Net interest income after provision for loan losses	5,148,639	1,564,925

Noninterest income:
Service charges on deposit accounts	15,449	10,390
MCBCLC loan brokerage fees	679,102	—
Other service charges and fees	279,433	71,188

Total noninterest income	973,984	81,578

Noninterest expenses:
Salaries and employee benefits	1,925,968	915,803
Occupancy and equipment	441,723	221,938
Data processing	172,075	134,479
Advertising	139,937	74,505
Professional fees	233,606	123,923
Telephone	37,132	20,948
Insurance	27,606	16,812
Director fees	155,750	—
Stationary and supplies	66,972	48,237
Other	371,958	246,895

Total noninterest expenses	3,572,727	1,803,540

Earnings (loss) before income taxes	2,549,896	(157,037)

Income taxes	961,023	(59,045)

Net earnings (loss)	$1,588,873	(97,992)

Net earnings (loss) per share, basic	$0.62	(0.05)

Weighted-average number of shares outstanding, basic	2,554,818	1,995,683

Net earnings (loss) per share, diluted	$0.60	(0.05)

Weighted-average number of shares outstanding, diluted	2,664,563	1,995,683

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Year Ended December 31, 2005 and 2004

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2003	$13,000	11,645,950	(566,819)	11,092,131
Net loss	—	—	(97,992)	(97,992)
Sale of common stock (265,000 shares), net of issuance cost of $43,913	2,650	2,603,437	—	2,606,087
Exercise of stock warrants (6,791 shares)	68	61,051	—	61,119
Exercise of stock options (1,300 shares)	13	11,687	—	11,700

Balance at December 31, 2004	15,731	14,322,125	(664,811)	13,673,045
Net earnings	—	—	1,588,873	1,588,873
Exercise of stock warrants (338,256 shares)	3,382	3,002,974	—	3,006,356
Exercise of stock options (11,500 shares)	115	103,585	—	103,700
Three-for-two stock split (920,102 shares)	9,201	(9,201)	—	—

Balance at December 31, 2005	$28,429	17,419,483	924,062	18,371,974

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$1,588,873	(97,992)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	243,487	107,117
Provision for loan losses	620,038	845,402
Deferred income taxes	104,130	(59,045)
Amortization of loan fees and costs, net	(53,858)	(76,399)
Increase in accrued interest receivable	(347,500)	(314,603)
(Increase) decrease in other assets	(108,850)	85,756
Increase in official checks, accrued interest payable and other liabilities	279,305	727,767

Net cash provided by operating activities	2,325,625	1,218,003

Cash flows from investing activities:
Purchase of Federal Reserve Bank stock	(143,850)	(47,200)
Net increase in loans	(37,467,913)	(78,015,073)
Purchase of premises and equipment	(402,301)	(1,969,882)
Proceeds from sale of premises	—	350,000

Net cash used in investing activities	(38,014,064)	(79,682,155)

Cash flows from financing activities:
Net increase in deposits	33,876,244	83,979,845
Net proceeds from exercise of common stock warrants and options	3,110,056	72,819
Net proceeds from sale of common stock	—	2,606,087

Net cash provided by financing activities	36,986,300	86,658,751

Net increase in cash and cash equivalents	1,297,861	8,194,599

Cash and cash equivalents at beginning of year	18,043,413	9,848,814

Cash and cash equivalents at end of year	$19,341,274	18,043,413

Supplemental disclosure of cash flow information- Cash paid during the year for:
Interest, net of interest capitalized of $52,000 in 2004	$2,555,554	995,809

Income taxes	$515,000	—

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2005 and 2004 and for the Years Then Ended

(1)	Summary of Significant Accounting Policies

Organization. Marco Community Bancorp, Inc. (the “Holding Company”) which was incorporated on January 28, 2003 owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) and MCB Commercial Lending Corp. (“MCBCLC”) (collectively the “Company”). The Holding Company’s only business activity is the operation of the Bank and MCBCLC. The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. MCBCLC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints.

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

The Bank is required by law or regulation to maintain cash reserves, in accounts with other banks or in the vault. At December 31, 2005 and 2004, the Bank was required to maintain cash reserves in the amount of $277,000 and $270,000, respectively, with the Federal Reserve.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Securities. Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings (loss). Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings (loss) and reported in comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in operations as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company did not hold any securities during 2005 or 2004.

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

Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of unused lines of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

Earnings (Loss) Per Share (“EPS”). Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities in 2005 for purposes of calculating diluted EPS which is computed using the treasury stock method. Outstanding stock options and warrants are not considered dilutive in 2004 due to the net loss incurred by the Company. All per share amounts reflect the three-for-two stock split paid on December 15, 2005. The following table presents the calculations of EPS.

	Earnings	Weighted- Average Shares	Per Share Amount
Year Ended December 31, 2005:
Basic EPS-
Net earnings available to common stockholders	$1,588,873	2,554,818	$0.62

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		109,745

Diluted EPS-
Net earnings available to common stockholders and assumed conversions	$1,588,873	2,664,563	$0.60

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

The following table illustrates the effect on net earnings (loss) and basic and diluted earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. All per share information has been restated to reflect the three-for-two stock split paid on December 15, 2005. For purposes of proforma disclosure, the estimated fair value is included in expense in the period vesting occurs ($ in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Grant-date fair value of options issued during the year	$102	618

Weighted-average grant-date fair value per option of options issued during the year	$2.96	3.30

Net earnings (loss), as reported	$1,589	(98)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	152	225

Proforma net earnings (loss)	$1,437	(323)

Basic earnings (loss) per share:
As reported	$.62	(.05)

Proforma	$.56	(.16)

Diluted earnings (loss) per share:
As reported	$.60	(.05)

Proforma	$.54	(.16)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, Continued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2005	2004
Assumptions:
Weighted-average risk-free rate of return	4.275%	4.70%
Annualized dividend yield	—	—
Expected life of options granted	7 years	10 years
Expected stock volatility	10.83%	10.97%

Recent Accounting Pronouncements. In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received. The SOP also prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP did not impact the Company’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”). This Statement replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, accounting for nonsubstantive vesting provisions, and attributing compensation cost to reporting periods. Under the provisions of SFAS No. 123(R), the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated. Effective January 1, 2006, the Company will begin expensing the fair value of unvested stock options and any future grants of stock options. Based on the amount of unvested stock options as of December 31, 2005, the Company will record future compensation expense as follows:

Year Ending December 31,	Amount
2006	$46,000
2007	27,000
2008	14,000
2009	5,000

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements, Continued. In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(2)	Loans

The components of loans are as follows:

	At December 31,
	2005	2004
Commercial real estate	$17,198,895	7,061,242
Commercial	16,797,055	7,322,217
Residential real estate	51,332,228	37,757,258
Consumer	8,287,909	7,742,933
Home equity loans and lines of credit	40,820,777	37,050,224

	134,436,864	96,933,874
Add (subtract):
Deferred loan costs, net	35,294	18,513
Allowance for loan losses	(1,699,156)	(1,081,118)

Loans, net	$132,773,002	95,871,269

An analysis of the change in the allowance for loan losses follows:

	Year Ended December 31,
	2005	2004
Beginning balance	$1,081,118	235,716
Charge-offs	(2,000)	—
Provision for loan losses	620,038	845,402

Ending balance	$1,699,156	1,081,118

The Company had no impaired loans in 2005 or 2004. Also, at December 31, 2005 and 2004, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Premises and Equipment

A summary of premises and equipment follows:

	At December 31,
	2005	2004
Land	$1,255,819	1,255,819
Building and improvements	1,798,357	1,615,365
Furniture, fixtures and equipment	1,054,636	835,328

Total, at cost	4,108,812	3,706,512
Less accumulated depreciation	(372,980)	(129,494)

Premises and equipment, net	$3,735,832	3,577,018

The Company leased a temporary banking facility until June 2004. Rent expense for 2004 was approximately $15,000. Also, in 2004, the Company sold a condominium unit in its permanent banking facility for $350,000 to a third party which resulted in no gain or loss.

(4)	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $23,477,000 and $12,937,000 at December 31, 2005 and 2004, respectively.

A schedule of maturities of time deposit follows:

Year Ending December 31,	Amount
2006	$36,678,589
2007	19,928,177
2008	5,696,167
2009	3,124,104
2010	1,136,432

$66,563,469

(5)	Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are unused lines of credit and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Financial Instruments, Continued

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unused lines of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

The estimated fair values of the Company’s financial instruments were as follows:

	At December 31, 2005		At December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$19,341,274	19,341,274	18,043,413	18,043,413

Loans, net	$132,773,002	132,510,326	95,871,269	95,822,996

Accrued interest receivable	$710,405	710,405	362,905	362,905

Federal Reserve Bank stock	$372,000	372,000	228,150	228,150

Financial liabilities- Deposits	$137,385,225	137,402,756	103,508,981	103,516,331

Unused lines of credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company’s financial instruments with off balance sheet risk at December 31, 2005 follows:

	Contract Amount	Carrying Amount	Estimated Fair Value
Unused lines of credit	$30,171,589	—	—

(6)	Credit Risk

The Company grants the majority of its loans to borrowers throughout the Collier County, Florida area. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy in Collier County, Florida.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Income Taxes

Income taxes consisted of the following:

	Year Ended December 31,
	2005	2004
Current:
Federal	$737,814	—
State	119,079	—

Total current	856,893	—

Deferred:
Federal	82,838	(50,415)
State	21,292	(8,630)

Total deferred	104,130	(59,045)

Income taxes	$961,023	(59,045)

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Year Ended December 31,
	2005		2004
	Amount	% of Pretax Earnings	Amount	% of Pretax Loss
Income taxes at statutory rate	$866,965	34.0%	$(53,393)	34.0%
Increase resulting from:
State taxes, net of federal tax benefit	92,645	3.6	(5,652)	3.6
Other	1,413.1		—	—

Income taxes	$961,023	37.7%	$(59,045)	37.6%

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	At December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$367,266	152,364
Organizational and preopening costs	76,862	106,615
Net operating loss carryforwards	—	319,506
Accrual to cash conversion	31,172	—
Other	—	4,651

Deferred tax assets	475,300	583,136

Deferred tax liabilities:
Depreciation	(144,856)	(152,222)
Deferred loan costs	(33,546)	(27,588)
Accrual to cash conversion	—	(2,298)

Deferred tax liabilities	(178,402)	(182,108)

Net deferred tax asset	$296,898	401,028

(8)	Stockholders’ Equity

During the initial common stock offering period in 2003, 1,000,000 shares were included in units with a unit consisting of one share of common stock and one purchase warrant. The price per unit was $9. A total of 1,000,000 units were sold during this initial offering period. Each warrant entitled the holder thereof to purchase one-quarter of one share of additional common stock for $9 per share during the 24 month period following the commencement of banking operations. In 2005 and 2004, 963,364 and 27,164 warrants, respectively were exercised. All warrants issued pursuant to the offering expired August 18, 2005. In 2004, the Company sold an additional 265,000 units to existing shareholders. Each unit consisted of one share of common stock and one purchase warrant. The price per unit was $10.00. Each warrant entitles the holder to purchase one share of additional common stock for $12.00 per share during the two-year period ending October 8, 2006. As of December 31, 2005, 97,415 warrants relating to this common stock sale had been exercised. As of December 31, 2004, no warrants relating to this common stock sale had been exercised. At December 31, 2005, 292,651 warrants remain outstanding at $8.00 per share after adjustment for the three-for-two stock split paid on December 15, 2005. The Company incurred $43,913 in offering costs in connection with this common stock offering.

On October 18, 2005, the board of directors declared a three-for-two stock split on all outstanding common shares for stockholders of record on November 15, 2005, which was distributed on December 15, 2005.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)	Regulatory Matters

Banking regulations place certain restrictions on dividends paid to the Holding Company and loans or advances made by the Bank to the Holding Company.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percents (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2005, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percents as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital amounts and percents are also presented in the table ($ in thousands):

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2005:
Total capital (to Risk- Weighted Assets):
Consolidated	$19,758	16.73%	$9,446	8.00%	N/A	N/A
Bank	15,276	12.94	9,446	8.00	$11,807	10.00%
Tier I Capital (to Risk- Weighted Assets):
Consolidated	18,372	15.56	4,723	4.00	N/A	N/A
Bank	13,890	11.76	4,723	4.00	7,084	6.00
Tier I Capital (to Average Assets):
Consolidated	18,372	13.38	5,492	4.00	N/A	N/A
Bank	13,890	9.83	5,651	4.00	7,063	5.00

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)	Regulatory Matters, Continued

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2004:
Total capital (to Risk-Weighted Assets)	$11,864	14.32%	$6,629	8.00%	$8,287	10.00%
Tier I Capital (to Risk-Weighted Assets)	10,828	13.07	3,315	4.00	4,972	6.00
Tier I Capital (to Average Assets)	10,828	9.64	4,495	4.00	5,619	5.00

The Holding Company did not have regulatory capital requirements in 2004.

(10)	Stock Compensation Plans

In 2004, the Company adopted three stock option plans. The Employees’ Stock Option Plan is for the benefit of officers and other key employees of the Holding Company, the Bank and MCBCLC. A total of 168,300 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. At December 31, 2005, 60,750 options (adjusted) remain available for grant.

The Directors’ Stock Option Plan is for the benefit of directors of the Holding Company, the Bank and MCBCLC. A total of 142,500 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. At December 31, 2005, 3,750 options (adjusted) remain available for grant.

The Advisory Directors’ Stock Option Plan is for the benefit of advisory directors of the Company. A total of 37,500 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have six year terms and begin vesting one year after the date of grant at 25% a year over a four year period. At December 31, 2005, 13,500 options (adjusted) remain available for grant.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Stock Compensation Plans, Continued

A summary of the plans is as follows. All options and exercise price information has been adjusted to reflect the three-for-two stock split paid in December 2005 (in thousands, except for share and per share information):

	Number of Shares	Range of Per Share Option Exercise Price	Weighted- Average Per Share Exercise Price	Aggregate Option Price
The Employees’ Plan:

Options outstanding at December 31, 2003	—	$—	—	—
Options granted	135,000	6.00-6.67	6.09	823
Options exercised	(1,950)	6.00	6.00	(12)
Options forfeited	(7,800)	6.00	6.00	(47)

Options outstanding at December 31, 2004	125,250	6.00-6.67	6.10	764
Options granted	39,750	6.67-8.00	6.92	275
Options exercised	(17,250)	6.00-6.67	6.03	(104)
Options forfeited	(40,200)	6.00-6.67	6.07	(244)

Options outstanding at December 31, 2005	107,550	$6.00-8.00	6.42	691

The Directors’ Plan:
Options outstanding at December 31, 2003	—	—	—	—
Options granted	127,500	6.00-6.67	6.14	783

Options outstanding at December 31, 2004	127,500	6.00-6.67	6.14	783
Options granted	11,250	6.67	6.67	75

Options outstanding at December 31, 2005	138,750	$6.00-6.67	6.18	858

The Advisory Plan:
Options outstanding at December 31, 2003	—	—	—	—
Options granted	26,250	6.00	6.00	158

Options outstanding at December 31, 2004	26,250	6.00	6.00	158
Options forfeited	(2,250)	6.00	6.00	(14)

Options outstanding at December 31, 2005	24,000	$6.00	6.00	144

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2005 and 2004 was 7.90 years and 9.02 years, respectively.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Stock Compensation Plans, Continued

These options are exercisable as follows:

Year Ending December 31,	Number of Shares	Weighted-Average Exercise Price
Currently	163,410	$6.16
2006	27,450	6.33
2007	27,450	6.33
2008	27,450	6.33
2009	17,400	6.53
2010	7,140	6.92

	270,300	$6.26

The Company accelerated the vesting of all unvested options in the Directors’ Plan in 2005, primarily to reduce noncash compensation expense that would have been recorded in its consolidated statements of operations in future years due to the adoption of SFAS No. 123(R) in January 2006. At December 31, 2005, all options in the Directors’ Plan are exercisable.

(11)	Stock Appreciation Rights (“SARS”)

In January 2005, the Company initiated a program granting SARS to certain officers. The rights allow the participants to receive a cash payment equal to the appreciation of the fair market value of the Company’s common stock. The term of the stock appreciation rights is ten years. At December 31, 2005, 3,750 rights were outstanding. In 2005, $23,500 was expensed for the SARS program.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Holding Company Financial Information

The Holding Company’s financial information as of December 31, 2005 and 2004 and the years then ended follows:

Condensed Balance Sheets

	At December 31,
	2005	2004
Assets

Cash	$3,436,822	1,543,241
Premises and equipment, net	647,435	1,182,677
Investment in subsidiaries	14,232,672	10,918,508
Other assets	186,245	54,094

Total assets	$18,503,174	13,698,520

Liabilities and Stockholders’ Equity

Other liabilities	131,200	25,475
Stockholders’ equity	18,371,974	13,673,045

Total liabilities and stockholders’ equity	$18,503,174	13,698,520

Condensed Statements of Operations

	Year Ended December 31,
	2005	2004
Expenses	$(225,292)	(74,398)
Earnings (loss) of subsidiaries	1,814,165	(23,594)

Net earnings (loss)	$1,588,873	(97,992)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$1,588,873	(97,992)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	16,781	3,143
Credit for loan losses	—	(6,250)
(Increase) decrease in other assets	(132,151)	92,772
Increase (decrease) in other liabilities	105,725	(72,733)
Equity in undistributed (earnings) loss of subsidiaries	(1,814,165)	23,594

Net cash used in operating activities	(234,937)	(57,466)

Cash flows from investing activities:
Net decrease in loans	—	500,000
Purchase of premises and equipment	—	(2,007,403)
Proceeds from sale of premises and equipment to subsidiary	518,462	—
Proceeds from sale of premises	—	2,604,964
Investment in subsidiaries	(1,500,000)	(5,100,000)

Net cash used in investing activities	(981,538)	(4,002,439)

Cash flows from financing activity- Net proceeds from issuance of common stock	3,110,056	2,678,906

Net increase (decrease) in cash	1,893,581	(1,380,999)

Cash at beginning of the year	1,543,241	2,924,240

Cash at end of year	$3,436,822	1,543,241

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

MCBI had no changes in or disagreements with accountants on accounting and financial disclosures during 2005.

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

ITEM 8B. OTHER INFORMATION

The Company did not fail to file any Form 8-K to disclose any information required to be disclosed therein during the fourth quarter of 2005.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company hereby incorporates by reference the sections entitled “General Information,” “Election of Directors” and “Board of Directors” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2006.

As of December 31, 2005, MCBI’s Board was still considering whether to adopt a specific code of ethics that applies to its principal executive officer and principal financial officer.

ITEM 10. EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the sections entitled “Executive and Board Compensation,” and “Summary Compensation Table” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The Company hereby incorporates by reference the section entitled “Beneficial Stock Ownership of Directors and Executive Officers” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2006.

Security Ownership of Management

The Company hereby incorporates by reference the section entitled “Beneficial Stock Ownership of Directors and Executive Officers” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2006.

Changes in Control

At December 31, 2005, the Company was not aware of any arrangements that may result in a change in control of it.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company hereby incorporates by reference the sections entitled “Executive and Board Compensation” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company hereby incorporates by reference the section entitled “Certain Relationships and Related Transactions” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits denominated with (a) were filed with the Company’s Form SB-2, which was filed with the Securities and Exchange Commission on March 7, 2003; those denominated with (b) were filed with the Company’s Form 10-KSB, which was filed with the Securities and Exchange Commission on March 29, 2004; those denominated with (c) were filed with the Company’s Form SB-2 SEC No. 333-117877, which was filed with the Securities and Exchange Commission on August 2, 2004; those denominated with (d) were field with the Company’s Form 10-QSB, which was filed with the Securities and Exchange Commission on November 15, 2004; and those denominated with an (e) were filed with a Form 8-K filed with the Securities and Exchange Commission on March 6, 2006.

Exhibit No.	Description of Exhibit
(a)3.1	Articles of Incorporation of Marco Community Bancorp, Inc

(a)3.2	Bylaws of Marco Community Bancorp, Inc.

(a)4.1	Specimen Common Stock Certificate

(a)4.2	2003 Warrant Plan

(a)4.3	Specimen Warrant Certificate (2003)

(c)4.4	Specimen Warrant Certificate (2004)

(e)10.1	Employment Agreement with Howard B. Montgomery

(c)10.2	Letter Agreement with Thomas M. Whelan

(d)10.3	Employee’s Stock Option Plan

(d)10.4	Directors’ Stock Option Plan

(d)10.5	Advisory Directors’ Stock Option Plan

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company hereby incorporates by reference the section entitled “Ratification of the Appointment of the Independent Auditors for the Fiscal Year Ending December 31, 2006” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2006.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marco Community Bancorp, Inc.

Dated: March 20, 2006	By:	/s/ Stephen A. McLaughlin
Stephen A. McLaughlin
President

Dated: March 20, 2006	By:	/s/ Thomas M. Whelan
Thomas M. Whelan
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signatures	Dates

/s/John V. Cofer	March 20, 2006

John V. Cofer, Director	Date

/s/ Joel M. Cox, Sr.	March 20, 2006

Joel M. Cox, Sr., Director	Date

/s/ Bruce G. Fedor	March 20, 2006

Bruce G. Fedor, Director	Date

/s/ Jamie B. Greusel	March 20, 2006

Jamie B. Greusel, Director	Date

/s/ Melanie J. Hanson	March 20, 2006

Melanie J. Hanson	Date

/s/ Robert A. Marks	March 20, 2006

Robert A. Marks, Director	Date

/s/ Stephen A. McLaughlin	March 20, 2006

Stephen A. McLaughlin, Director	Date

/s/ E. Terry Skone	March 20, 2006

E. Terry Skone, Director	Date

/s/ Richard Storm, Jr.	March 20, 2006

Richard Storm, Jr. Chairman and Chief Executive Officer	Date

/s/ Thomas M. Whelan	March 20, 2006

Thomas M. Whelan, Chief Financial Officer	Date