Form 10QSB
period 2006-03-31
MARCO COMMUNITY BANCORP INC
filed 2006-05-09
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	2,969,909 shares
(class)	Outstanding at May 1, 2006

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$3,082	2,140
Federal funds sold	25,845	15,151
Interest-bearing deposits	2,068	2,050

Total cash and cash equivalents	30,995	19,341

Loans, net of allowance for loan losses of $1,979 in 2006 and $1,699 in 2005	137,311	132,773
Premises and equipment, net	3,697	3,736
Federal Reserve Bank stock, at cost	387	372
Accrued interest receivable	733	710
Other assets	475	496

Total assets	$173,598	157,428

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	2,971	5,750
Savings, NOW and money-market deposits	62,296	65,072
Time deposits	87,090	66,563

Total deposits	152,357	137,385

Official checks	426	559
Dividends payable	297	—
Accrued interest payable and other liabilities	947	1,112

Total liabilities	154,027	139,056

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 2,968,189 and 2,842,949 shares issued and outstanding in 2006 and 2005	30	28
Additional paid-in capital	18,511	17,420
Retained earnings	1,030	924

Total stockholders’ equity	19,571	18,372

Total liabilities and stockholders’ equity	$173,598	157,428

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans	$2,659	1,619
Other interest-earning assets	257	104

Total interest income	2,916	1,723

Interest expense-
Deposits	1,057	558

Net interest income	1,859	1,165

Provision for loan losses	280	126

Net interest income after provision for loan losses	1,579	1,039

Noninterest income:
Service charges on deposit accounts	6	3
MCBCLC loan brokerage fees	69	79
Other service charges and fees	51	50

Total noninterest income	126	132

Noninterest expenses:
Salaries and employee benefits	576	379
Occupancy and equipment	137	97
Advertising	44	56
Insurance	8	5
Data processing	47	35
Telephone	11	6
Professional fees	51	69
Stationary and supplies	13	22
Director fees	28	14
Other	126	83

Total noninterest expenses	1,041	766

Earnings before income taxes	664	405

Income taxes	261	152

Net earnings	$403	253

Net earnings per share, basic	$0.14	0.11

Weighted-average number of shares outstanding, basic	2,893	2,379

Net earnings per share, diluted	$0.13	0.11

Weighted-average number of shares outstanding, diluted	3,036	2,414

Dividends per share	$0.10	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2006 and 2005

($ in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2004	$16	14,322	(664)	13,674
Exercise of stock warrants (25,422 shares) (unaudited)	—	247	—	247
Net earnings (unaudited)	—	—	253	253

Balance at March 31, 2005 (unaudited)	$16	14,569	(411)	14,174

Balance at December 31, 2005	28	17,420	924	18,372
Exercise of stock warrants (105,703 shares) (unaudited)	1	844	—	845
Exercise of stock options (19,537 shares), including tax benefit of $87 (unaudited)	1	205	—	206
Share-based compensation (unaudited)	—	42	—	42
Dividends payable (unaudited)	—	—	(297)	(297)
Net earnings (unaudited)	—	—	403	403

Balance at March 31, 2006 (unaudited)	$30	18,511	1,030	19,571

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

($ in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$403	253
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	67	58
Share-based compensation	42	—
Provision for loan losses	280	126
Amortization of loan fees and costs, net	(9)	(26)
Increase in accrued interest receivable	(23)	(82)
Decrease (increase) in other assets	21	(68)
(Decrease) increase in official checks, accrued interest payable and other liabilities	(211)	207

Net cash provided by operating activities	570	468

Cash flows from investing activities:
Net increase in loans	(4,809)	(13,930)
Purchase of premises and equipment	(28)	(94)
Purchase of Federal Reserve Bank Stock	(15)	—

Net cash used in investing activities	(4,852)	(14,024)

Cash flows from financing activities:
Net increase in deposits	14,972	14,393
Net proceeds from exercise of common stock warrants and options	964	247

Net cash provided by financing activities	15,936	14,640

Net increase in cash and cash equivalents	11,654	1,084

Cash and cash equivalents at beginning of period	19,341	18,043

Cash and cash equivalents at end of period	$30,995	19,127

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$774	493

Income taxes	$400	—

Noncash transactions:
Dividends payable	$297	—

Tax benefit from exercise of stock options	$87	—

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

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2006 and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations and other data for the three- month period ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

2.	Loan Impairment and Loan Losses

The Company had no impaired loans during the three months ended March 31, 2006 or 2005. Also, at March 31, 2006 and 2005, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Beginning balance	$1,699	1,081
Charge-offs	—	(2)
Provision for loan losses	280	126

Ending balance	$1,979	1,205

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Earnings Per Share (“EPS”)

Earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the three-for-two stock split paid on December 15, 2005. The following table presents the calculations of EPS (in thousands, except for per share amounts).

	Three Months Ended March 31,
	2006			2005
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS-
Net earnings available to common stockholders	$403	2,893	$0.14	$253	2,379	$0.11

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		143			35

Diluted EPS-
Net earnings available to common stockholders and assumed conversions	$403	3,036	$0.13	$253	2,414	$0.11

4.	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2006 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	12.15%	10.00%
Tier I capital to risk-weighted assets	10.96%	6.00%
Tier I capital to total assets - leverage ratio	9.14%	5.00%

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share-Based Compensation

Prior to January 1, 2006, the Company’s employees and directors stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The directors advisory stock option plan is being expensed over the vesting period based on the fair value of the common stock on the date fully vested.

The Company accelerated the vesting of all unvested options in the Directors’ Plan in 2005, primarily to reduce noncash compensation expense that would have been recorded in its consolidated statements of earnings in future years due to the adoption of SFAS No. 123(R) in January 2006. In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized compensation cost associated with these options in the proforma disclosure. At December 31, 2005, all options in the Directors’ Plan were exercisable. In March 2006, one director resigned and exercised 7,500 stock options. This resulted in a net expense of $7,500 during the three months ended March 31, 2006 for the stock options that would not have been fully vested under the original vesting schedule.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s earnings before income taxes for the three-months ended March 31, 2006, was approximately $28,000 lower than if it had continued to be accounted for as share-based compensation under Opinion 25. As of March 31, 2006, the Company had 115,650 nonvested employee options outstanding and there was $230,100 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized over the appropriate vesting periods through March 31, 2011.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share-Based Compensation, Continued

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

Three Months Ended March 31, 2005
Net earnings, as reported	$253
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(34)

Proforma net earnings	$219

Basic earnings per share:
As reported	$.11

Proforma	$.09

Diluted earnings per share:
As reported	$.11

Proforma	$.09

In 2004, the Company adopted three stock option plans. The Employees’ Stock Option Plan is for the benefit of officers and other key employees of the Holding Company, the Bank and MCBCLC. A total of 168,300 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. At March 31, 2006, 21,000 options (adjusted) remain available for grant.

The Directors’ Stock Option Plan is for the benefit of directors of the Holding Company, the Bank and MCBCLC. A total of 142,500 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. At March 31, 2006, 3,750 options (adjusted) remain available for grant.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share-Based Compensation, Continued

The Advisory Directors’ Stock Option Plan is for the benefit of advisory directors of the Company. A total of 37,500 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have six year terms and begin vesting one year after the date of grant at 25% a year over a four year period. At March 31, 2006, 13,500 options (adjusted) remain available for grant. A summary of the plans is as follows (in thousands, except for share and per share information):

	Number of Shares	Range of Per Share Option Exercise Price	Weighted- Average Per Share Exercise Price	Aggregate Option Price
The Employees’ Plan:
Options outstanding at December 31, 2005	107,550	$ 6.00-8.00	6.43	691
Options granted	41,250	9.00-16.00	14.09	581
Options exercised	(600)	6.00-8.00	6.80	(4)
Options forfeited	(1,500)	6.67	6.67	(10)

Options outstanding at March 31, 2006	146,700	$ 6.00-16.00	8.58	1,258

The Directors’ Plan:
Options outstanding at December 31, 2005	138,750	$ 6.00-6.67	6.18	858
Options exercised	(18,750)	6.00	6.00	(113)

Options outstanding at March 31, 2006	120,000	$ 6.00-6.67	6.21	745

The Advisory Directors’ Plan:
Options outstanding at December 31, 2005	24,000	$6.00	6.00	144
Options exercised	(187)	6.00	6.00	(1)

Options outstanding at March 31, 2006	23,813	$6.00	6.00	143

The weighted-average remaining contractual life of the outstanding stock options at March 31, 2006 was 8.1 years.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share-Based Compensation, Continued

These options are exercisable as follows:

Year Ending December 31,	Number of Shares	Weighted-Average Exercise Price
2005	143,647	$6.10
2006	29,294	6.54
2007	35,384	8.14
2008	35,448	8.14
2009	25,350	8.99
2010	15,390	10.76
2011	6,000	16.00

	290,513	$7.39

The fair value of each option granted for the three months ended March 31, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended March 31,
	2006	2005
Weighted-average risk-free interest rate	4.67%	4.29%
Dividend yield	1.08%	—
Expected volatility	20.59%	10.88%
Expected life in years	6.5 years	10 years

Per share grant-date fair value of options issued during the period	$4.13	3.60

6.	Stock Dividend

On February 21, 2006, the board of directors declared a $0.10 cash dividend on all outstanding common shares for shareholders of record on March 31, 2006 which was distributed on April 15, 2006.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of March 31, 2006 and the related interim condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 3, 2006

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of March 31, 2006 and December 31, 2005

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

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2006 was from net deposit inflows of $15.0 million. Cash was used primarily to originate loans, net of principal repayments totaling $4.8 million and to invest in federal funds sold of $10.7 million. At March 31, 2006, the Bank exceeded its regulatory liquidity requirements.

Off-Balance Sheet Arrangements

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

Off-Balance Sheet Arrangements, Continued

Unused lines of credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at March 31, 2006 follows (in thousands):

Contract Amount
Unused lines of credit	$29,611

Management believes that the Company has adequate resources to fund all of its commitments.

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Three Months Ended March 31, 2005
Average equity as a percentage of average assets	11.66%	11.50%	10.57%
Total equity to total assets at end of period	11.22%	11.67%	10.62%
Return on average assets (1)	1.00%	1.15%	0.76%
Return on average equity (1)	8.56%	10.03%	7.23%
Noninterest expense to average assets (1)	2.58%	2.59%	2.31%

(1)	Annualized for the three months ended March 31, 2006 and 2005.

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

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$134,367	2,659	8.03%	$104,452	1,619	6.29%
Other interest-earning assets (1)	23,729	257	4.39	17,966	104	2.35

Total interest-earning assets	158,096	2,916	7.48	122,418	1,723	5.71

Noninterest-earning assets	5,764			10,235

Total assets	$163,860			$132,653

Interest-bearing liabilities:
Savings, MMDA, NOW	62,262	279	1.82	73,692	284	1.56
Time deposits	73,399	778	4.30	35,010	274	3.17

Total interest-bearing liabilities	135,661	1,057	3.16	108,702	558	2.08

Noninterest-bearing liabilities	9,096			9,926
Stockholders’ equity	19,103			14,025

Total liabilities and stockholders’ equity	$163,860			$132,653

Net interest income		$1,859			$1,165

Interest-rate spread (2)			4.32%			3.63%

Net interest-earning assets, net margin (3)	$22,435		4.77%	$13,716		3.86%

Ratio of interest-earning assets to interest-bearing liabilities	1.17			1.13

(1)	Includes interest-earning deposits, federal funds sold and Federal Reserve Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005

General. Net earnings for the three months ended March 31, 2006 were $403,000 or $0.14 basic and $0.13 diluted earnings per share compared to net earnings of $253,000 or $0.11 basic and diluted earnings per share for the three months ended March 31, 2005. The increase in the Company’s net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses and the provisions for income taxes.

Interest Income and Expense. Interest income increased to $2,916,000 for the three months ended March 31, 2006 from $1,723,000 for the three months ended March 31, 2005. Interest income on loans increased to $2,659,000 primarily due to an increase in the average loan portfolio balance for the three months ended March 31, 2006 combined with an increase in the weighted-average yield earned in 2006.

Interest expense on interest-bearing deposits increased to $1,057,000 for the three months ended March 31, 2006 compared to $558,000, for the three months ended March 31, 2005. Interest expense on interest-bearing deposits increased due to an increase in the average balance in 2006 combined with an increase in the weighted interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $280,000 for the three months ended March 31, 2006 compared to $126,000 for the comparable period in 2005. Management believes the balance in the allowance for loan losses of $1,979,000 at March 31, 2006 is adequate.

Noninterest Income. Noninterest income decreased to $126,000 during the three month period ended March 31, 2006 compared $132,000 for the same period in 2005.

Noninterest Expenses. Noninterest expenses increased to $1,041,000 during the three-month period ended March 31, 2006 compared to $766,000 for the same period in 2005. Noninterest expense increased primarily due to the overall growth of the Company.

Income Taxes. The Company recorded a provision for income taxes of $261,000 for the three-month period ended March 31, 2006 (an effective rate of 39.3%) compared to an income tax provision of $152,000 for the 2005 period (an effective rate of 37.5%).

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

Exhibit No.	Description of Exhibit
(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State

(a) 3.2	Bylaws of Marco Community Bancorp, Inc.

(a) 4.1	Specimen Common Stock Certificate

(a) 4.2	2003 Warrant Plan

(a) 4.3	Specimen Warrant Certificate (2003)

(c) 4.4	Specimen Warrant Certificate (2004)

(e) 10.1	Employment Agreement with Howard B. Montgomery

(c) 10.2	Letter Agreement with Thomas M. Whelan

(d) 10.3	Employees’ Stock Option Plan

(d) 10.4	Directors’ Stock Option Plan

(d) 10.5	Advisory Directors’ Stock Option Plan

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date: May 3, 2006	By:	/s/ Stephen A. McLaughlin
Stephen A. McLaughlin, Chief Executive Officer

Date: May 3, 2006	By:	/s/ Thomas M. Whelan
Thomas M. Whelan, Senior Vice President and Chief Financial Officer