Form 10QSB
period 2006-06-30
MARCO COMMUNITY BANCORP INC
filed 2006-08-04
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	3,005,857 shares
(class)	Outstanding at July 26, 2006

Transitional Small Business Format (Check One):  YES  ☐    NO  ☒

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$1,507	2,140
Federal funds sold	22,893	15,151
Interest-bearing deposits	2,090	2,050

Total cash and cash equivalents	26,490	19,341

Loans, net of allowance for loan losses of $2,047 in 2006 and $1,699 in 2005	125,667	132,773
Premises and equipment, net	3,679	3,736
Federal Reserve Bank stock, at cost	402	372
Accrued interest receivable	651	710
Other assets	483	496

Total assets	$157,372	157,428

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	4,776	5,750
Savings, NOW and money-market deposits	46,783	65,072
Time deposits	84,479	66,563

Total deposits	136,038	137,385

Official checks	351	559
Accrued interest payable and other liabilities	589	1,112

Total liabilities	136,978	139,056

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 2,994,226 and 2,842,949 shares issued and outstanding in 2006 and 2005	30	28
Additional paid-in capital	18,778	17,420
Retained earnings	1,586	924

Total stockholders’ equity	20,394	18,372

Total liabilities and stockholders’ equity	$157,372	157,428

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans	$2,784	1,881	5,443	3,499
Other interest-earning assets	325	101	582	206

Total interest income	3,109	1,982	6,025	3,705

Interest expense-
Deposits	1,250	599	2,307	1,157

Net interest income	1,859	1,383	3,718	2,548

Provision for loan losses	68	98	348	224

Net interest income after provision for loan losses	1,791	1,285	3,370	2,324

Noninterest income:
Service charges on deposit accounts	10	4	16	8
MCBCLC loan brokerage fees	95	285	164	364
Other service charges and fees	47	78	98	128

Total noninterest income	152	367	278	500

Noninterest expenses:
Salaries and employee benefits	599	444	1,175	823
Occupancy and equipment	132	105	269	203
Advertising	53	26	97	81
Insurance	9	8	17	13
Data processing	53	43	100	78
Telephone	11	13	22	19
Professional fees	64	58	115	128
Stationary and supplies	8	16	21	38
Director fees	28	15	56	29
Other	94	110	220	192

Total noninterest expenses	1,051	838	2,092	1,604

Earnings before income taxes	892	814	1,556	1,220

Income taxes	336	306	597	459

Net earnings	$556	508	959	761

Earnings per share, basic	$0.19	0.21	0.33	0.32

Weighted-average number of shares outstanding, basic	2,980	2,430	2,937	2,405

Earnings per share, diluted	$0.17	0.20	0.30	0.31

Weighted-average number of shares outstanding, diluted	3,199	2,481	3,205	2,456

Dividends per share	$—	—	0.10	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2006 and 2005

($ in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2004	$16	14,322	(665)	13,673
Exercise of stock warrants (89,548 shares) (unaudited)	1	813	—	814
Net earnings (unaudited)	—	—	761	761

Balance at June 30, 2005 (unaudited)	$17	15,135	96	15,248

Balance at December 31, 2005	28	17,420	924	18,372
Exercise of stock warrants (119,290 shares) (unaudited)	1	953	—	954
Exercise of stock options (31,987 shares), including tax benefit of $138 (unaudited)	1	331	—	332
Share-based compensation (unaudited)	—	74	—	74
Cash dividends paid (unaudited)	—	—	(297)	(297)
Net earnings (unaudited)	—	—	959	959

Balance at June 30, 2006 (unaudited)	$30	18,778	1,586	20,394

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$959	761
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	139	114
Share – based compensation	74	—
Provision for loan losses	348	224
Amortization of loan fees and costs, net	(19)	(36)
Decrease (increase) in accrued interest receivable	59	(144)
Decrease in other assets	13	203
(Decrease) increase in official checks, accrued interest payable and other liabilities	(731)	501

Net cash provided by operating activities	842	1,623

Cash flows from investing activities:
Net decrease (increase) in loans	6,777	(20,390)
Purchase of premises and equipment	(82)	(308)
Purchase of Federal Reserve Bank Stock	(30)	—

Net cash provided by (used in) investing activities	6,665	(20,698)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,347)	18,734
Net proceeds from exercise of common stock warrants and options	1,148	814
Cash dividends paid	(297)	—
Tax benefit from exercise of stock options	138	—

Net cash (used in) provided by financing activities	(358)	19,548

Net increase in cash and cash equivalents	7,149	473

Cash and cash equivalents at beginning of period	19,341	18,043

Cash and cash equivalents at end of period	$26,490	18,516

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,246	1,165

Income taxes	$960	—

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2006, the results of operations for the three- and six-month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations for the three- and six- month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

2.	Loan Impairment and Loan Losses

Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Balance at end of period	$741	741

Total related allowance for losses	$63	63

Average investment in impaired loans	$741	370

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

The Company had no impaired loans during the six months ended June 30, 2005. At June 30, 2006, the Company had $863,000 in nonaccrual loans and no loans which were over 90 days past due and still accruing interest. At June 30, 2005, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued

The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$1,979	1,205	1,699	1,081
Charge-offs	—	—	—	(2)
Provision for loan losses	68	98	348	224

Ending balance	$2,047	1,303	2,047	1,303

3.	Earnings Per Share (“EPS”)

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

	2006			2005
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30:
Basic EPS-
Net earnings available to common stockholders	$556	2,980	$0.19	$508	2,430	$0.21

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		219			51

Diluted EPS-
Net earnings available to common stockholders and assumed conversions	$556	3,199	$0.17	$508	2,481	$0.20

Six Months Ended June 30:
Basic EPS-
Net earnings available to common stockholders	$959	2,937	$0.33	$761	2,405	$0.32

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		268			51

Diluted EPS-
Net earnings available to common stockholders and assumed conversions	$959	3,205	$0.30	$761	2,456	$0.31

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2006 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	13.66%	10.00%
Tier I capital to risk-weighted assets	12.47%	6.00%
Tier I capital to total assets - leverage ratio	9.36%	5.00%

5.	Share-Based Compensation

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

In addition, prior to the adoption of SFAS 123(R), the tax benefits of stock options exercised were classified as operating cash flows. Since the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. As the Company adopted the modified-prospective-transition method, the prior period condensed consolidated cash flow statement was not adjusted to reflect current period presentation.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share-Based Compensation, Continued

The Company accelerated the vesting of all unvested options in the Directors’ Plan in 2005, primarily to reduce noncash compensation expense that would have been recorded in its consolidated statements of earnings in future years due to the adoption of SFAS No. 123(R) in January 2006. In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized compensation cost associated with these options in the proforma disclosure. At December 31, 2005, all options in the Directors’ Plan were exercisable. In March 2006, one director resigned and exercised 7,500 stock options. This resulted in a net expense of $7,500 during the six months ended June 30, 2006 for the stock options that would not have been fully vested under the original vesting schedule.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings, as reported	$508	761
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(35)	(69)

Proforma net earnings	$473	692

Basic earnings per share:
As reported	$0.21	0.32

Proforma	$0.19	0.29

Diluted earnings per share:
As reported	$0.20	0.31

Proforma	$0.19	0.29

In 2004, the Company adopted three stock option plans. The Employees’ Stock Option Plan is for the benefit of officers and other key employees of the Holding Company, the Bank and MCBCLC. A total of 181,100 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. At June 30, 2006, 12,400 options (adjusted) remain available for grant.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share-Based Compensation, Continued

The Directors’ Stock Option Plan is for the benefit of directors of the Holding Company, the Bank and MCBCLC. A total of 142,500 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and have various vesting schedules. At June 30, 2006, 3,750 options (adjusted) remain available for grant.

The Advisory Directors’ Stock Option Plan is for the benefit of advisory directors of the Company. A total of 37,500 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have six year terms and begin vesting one year after the date of grant at 25% a year over a four year period. At June 30, 2006, 13,500 options (adjusted) remain available for grant. A summary of the plans is as follows (in thousands, except for share and per share information):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
The Employees’ Plan:
Options outstanding at December 31, 2005	124,300	$6.82
Options granted	30,000	16.00
Options exercised	(1,800)	6.60
Options forfeited	(4,800)	6.38

Options outstanding at June 30, 2006	147,700	$8.70	8.61	$1,189

Options exercisable at June 30, 2006	34,500	$6.29	7.89	$361

The Directors’ Plan:
Options outstanding at December 31, 2005	138,750	6.18
Options exercised	(30,000)	6.00

Options outstanding at June 30, 2006	108,750	$6.23	7.68	$1,144

Options exercisable at June 30, 2006	108,750	$6.23	7.68	$1,144

The Advisory Directors’ Plan:
Options outstanding at December 31, 2005	24,000	6.00
Options exercised	(187)	6.00

Options outstanding at June 30, 2006	23,813	$6.00	3.25	$256

Options exercisable at June 30, 2006	5,797	$6.00	3.25	$62

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share-Based Compensation, Continued

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $148,000 and $386,000, respectively. The tax benefit relating to the stock options exercised was $51,000 and $138,000 during the three and six months ended June 30, 2006. At June 30, 2006, there was $210,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested and recognized as compensation expense was $32,000 and $74,000 for the three and six months ended June 30, 2006, respectively, and the associated income tax benefit recognized was $12,000 and $28,000 in the three and six months ended June 30, 2006, respectively.

The fair value of each option granted for the six months ended June 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average risk-free interest rate	5.14%	4.25%	5.14%	4.26%
Dividend yield	1.23%	—%	1.23%	—%
Expected stock volatility	24.79%	10.82%	24.79%	10.85%
Expected life in years	6.5 years	10 years	6.5 years	10 years
Per share weighted-average grant-date fair value of options issued during the period	$3.21	3.58	3.21	3.59

As part of its adoption of SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123R. Expected volatility is based on historical volatility of the Company’s stock.

6.	Cash Dividend

On February 21, 2006, the board of directors declared a $0.10 cash dividend on all outstanding common shares for shareholders of record on March 31, 2006 which was distributed on April 15, 2006.

7.	Stock Repurchase Program

In July 2006, the Company’s Board of Directors approved a stock repurchase program which allows the Company to acquire up to $200,000 worth of shares of the Company’s common stock in the open market.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2006, and for the three- and six- month periods ended June 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of June 30, 2006, the related interim condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2006 and 2005 and the related interim condensed consolidated statements of cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2006 and 2005. These interim condensed financial statements are the responsibility of the Company’s management.

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
July 31, 2006

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of June 30, 2006 and December 31, 2005

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

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2006 was from net loan repayments of $6.8 million. Cash was used primarily to fund deposit outflows totaling $1.3 million and to invest in federal funds sold of $7.7 million. At June 30, 2006, the Bank exceeded its regulatory liquidity requirements.

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

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements, Continued

Unused lines of credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at June 30, 2006 follows (in thousands):

Contract Amount
Unused lines of credit	$28,506

Management believes that the Company has adequate resources to fund all of its commitments.

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005
Average equity as a percentage of average assets	11.85%	11.50%	10.95%
Total equity to total assets at end of period	12.96%	11.67%	10.95%
Return on average assets (1)	1.17%	1.15%	1.17%
Return on average equity (1)	9.87%	10.03%	10.66%
Noninterest expense to average assets (1)	2.55%	2.59%	2.46%

(1)	Annualized for the six months ended June 30, 2006 and 2005.

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

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield / Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$134,402	2,784	8.31%	$114,262	1,881	6.60%
Other interest-earning assets (1)	28,788	325	4.53	14,364	101	2.82

Total interest-earning assets	163,190	3,109	7.64	128,626	1,982	6.18

Noninterest-earning assets	3,469			5,876

Total assets	$166,659			$134,502

Interest-bearing liabilities:
Savings, MMDA, NOW	51,577	249	1.94	77,860	306	1.58
Time deposits	87,702	1,001	4.58	35,418	293	3.32

Total interest-bearing liabilities	139,279	1,250	3.60	113,278	599	2.12

Noninterest-bearing liabilities	7,395			6,456
Stockholders’ equity	19,985			14,768

Total liabilities and stockholders’ equity	$166,659			$134,502

Net interest income		$1,859			$1,383

Interest-rate spread (2)			4.04%			4.06%

Net interest-earning assets, net margin (3)	$23,911		4.57%	$15,348		4.31%

Ratio of interest-earning assets to interest-bearing liabilities	1.17			1.14

(1)	Includes interest-earning deposits, federal funds sold and Federal Reserve Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$134,383	5,443	8.17%	$109,140	3,499	6.47%
Other interest-earning assets (1)	27,157	582	4.32	16,155	206	2.57

Total interest-earning assets	161,540	6,025	7.52	125,295	3,705	5.96

Noninterest-earning assets	3,763			6,204

Total assets	$165,303			$131,499

Interest-bearing liabilities:
Savings, MMDA, NOW	56,890	527	1.87	75,788	589	1.57
Time deposits	80,590	1,780	4.45	35,215	568	3.25

Total interest-bearing liabilities	137,480	2,307	3.38	111,003	1,157	2.10

Noninterest-bearing liabilities	8,235			6,099
Stockholders’ equity	19,588			14,397

Total liabilities and stockholders’ equity	$165,303			$131,499

Net interest income		$3,718			$2,548

Interest-rate spread (2)			4.14%			3.86%

Net interest-earning assets, net margin (3)	$24,060		4.64%	$14,292		4.10%

Ratio of interest-earning assets to interest-bearing liabilities	1.18			1.13

(1)	Includes interest-earning deposits, federal funds sold and Federal Reserve Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005

General. Net earnings for the three months ended June 30, 2006 were $556,000 or $0.19 basic and $0.17 diluted earnings per share compared to net earnings of $508,000 or $0.21 basic and $0.20 diluted earnings per share for the three months ended June 30, 2005. The increase in the Company’s net earnings was primarily due to an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expenses.

Interest Income and Expense. Interest income increased to $3,109,000 for the three months ended June 30, 2006 from $1,982,000 for the three months ended June 30, 2005. Interest income on loans increased to $2,784,000 primarily due to an increase in the average loan portfolio balance for the three months ended June 30, 2006 combined with an increase in the weighted-average yield earned in 2006.

Interest expense on interest-bearing deposits increased to $1,250,000 for the three months ended June 30, 2006 compared to $599,000, for the three months ended June 30, 2005. Interest expense on interest-bearing deposits increased due to an increase in the average balance in 2005 combined with an increase in the weighted interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $68,000 for the three months ended June 30, 2006 compared to $98,000 for the comparable period in 2005. Management believes the balance in the allowance for loan losses of $2,047,000 at June 30, 2006 is adequate.

Noninterest Income. Noninterest income decreased to $152,000 during the three month period ended June 30, 2006 compared to $367,000 for the same period in 2005 primarily due to a decrease in loan brokerage fees earned in 2006.

Noninterest Expenses. Noninterest expenses increased to $1,051,000 during the three-month period ended June 30, 2006 compared to $838,000 for the same period in 2005. Noninterest expense increased primarily due to the overall growth of the Company.

Income Taxes. The Company recorded a provision for income taxes of $336,000 for the three-month period ended June 30, 2006 (an effective rate of 37.7%) compared to an income tax provision of $306,000 for the 2005 period (an effective rate of 37.6%).

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2006 and 2005

General. Net earnings for the six months ended June 30, 2006 were $959,000 or $0.33 basic and $0.30 diluted earnings per share compared to net earnings of $761,000 or $0.32 basic and $0.31 diluted earnings per share for the six months ended June 30, 2005. The increase in the Company’s net earnings was primarily due to an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expenses and the provision for income taxes.

Interest Income and Expense. Interest income increased to $6,025,000 for the six months ended June 30, 2006 from $3,705,000 for the six months ended June 30, 2005. Interest income on loans increased to $5,443,000 primarily due to an increase in the average loan portfolio balance for the six months ended June 30, 2006 combined with an increase in the weighted-average yield earned in 2006.

Interest expense on interest-bearing deposits increased to $2,307,000 for the six months ended June 30, 2006 compared to $1,157,000, for the six months ended June 30, 2005. Interest expense on interest-bearing deposits increased due to an increase in the average balance in 2006 combined with an increase in the weighted interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $348,000 for the six months ended June 30, 2006 compared to $224,000 for the comparable period in 2005. Management believes the balance in the allowance for loan losses of $2,047,000 at June 30, 2006 is adequate.

Noninterest Income. Noninterest income decreased to $278,000 during the six month period ended June 30, 2006 compared $500,000 for the same period in 2005 primarily due to a decrease in loan brokerage fees earned in 2006.

Noninterest Expenses. Noninterest expenses increased to $2,092,000 during the six-month period ended June 30, 2006 compared to $1,604,000 for the same period in 2005. Noninterest expense increased primarily due to the overall growth of the Company.

Income Taxes. The Company recorded a provision for income taxes of $597,000 for the six-month period ended June 30, 2006 (an effective rate of 38.4%) compared to an income tax provision of $459,000 for the 2005 period (an effective rate of 37.6%).

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

Item 4. Submission of Matters to a Vote of Security Holders

On April 29, 2006, Marco Community Bancorp, Inc. held its Annual Meeting of Shareholders. At this Annual Meeting, the following proposals were considered and acted upon:

PROPOSAL I. To elect nine directors:

	For	Withheld
John V. (Jack) Cofer	1,964,575	0
Joel M. Cox	1,964,575	0
Bruce G. Fedor	1,963,474	1,101
Jamie B. Greusel	1,939,549	25,026
Melanie J. Hanson	1,964,245	330
Robert A. Marks	1,963,474	1,101
Stephen A. McLaughlin	1,963,474	1,101
E. Terry Skone	1,964,575	0
Richard Storm, Jr.	1,961,644	2,931

PROPOSAL II. The ratification of the appointment of Hacker, Johnson & Smith PA as the independent auditors for the Company for the fiscal year ending December 31, 2006:

For	Against	Abstain
1,956,535	—	8,040

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibits

The exhibits denominated with (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Commission on March 7, 2003, those denominated with (b) were filed with the Company’s Form 10-KSB which was filed with the Securities and Exchange Commission on March 29, 2004, those denominated with (c) were filed with the Company’s Form SB-2 SEC No. 333-117877 which was filed with the Securities and Exchange Commission on August 2, 2004, those denominated with (d) were filed with the Company’s Form 10-QSB which was filed with the Securities and Exchange Commission on November 15, 2004, and those denominated with (e) were filed with the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 27, 2006.

Exhibit No.	Description of Exhibit
(a)3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State
(a)3.2	Bylaws of Marco Community Bancorp, Inc.
(a)4.1	Specimen Common Stock Certificate
(a)4.2	2003 Warrant Plan
(c)4.4	Specimen Warrant Certificate (2004)
(e)10.1	Employment Agreement with Howard B. Montgomery
(c)10.2	Letter Agreement with Thomas M. Whelan
(d)10.3	Employees’ Stock Option Plan
(d)10.4	Directors’ Stock Option Plan
(d)10.5	Advisory Directors’ Stock Option Plan
(e)10.6	2006 Stock Repurchase Plan
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC. (Registrant)

Date: August 3, 2006	By:	/s/ Stephen A. McLaughlin
Stephen A. McLaughlin, Chief Executive Officer

Date: August 3, 2006	By:	/s/ Thomas M. Whelan
Thomas M. Whelan, Senior Vice President and
Chief Financial Officer