Form 10QSB
period 2006-09-30
MARCO COMMUNITY BANCORP INC
filed 2006-11-01
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	3,155,059 shares
(class)	Outstanding at October 26, 2006

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$1,904	2,140
Federal funds sold	16,766	15,151
Interest-bearing deposits	2,114	2,050

Total cash and cash equivalents	20,784	19,341

Securities held to maturity (fair value of $2,319)	2,330	—
Loans, net of allowance for loan losses of $2,047 in 2006 and $1,699 in 2005	128,741	132,773
Premises and equipment, net	3,635	3,736
Federal Reserve Bank stock, at cost	402	372
Federal Home Loan Bank stock, at cost	345	—
Accrued interest receivable	706	710
Other assets	634	496

Total assets	$157,577	157,428

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	4,069	5,750
Savings, NOW and money-market deposits	45,309	65,072
Time deposits	84,164	66,563

Total deposits	133,542	137,385

Official checks	1,418	559
Accrued interest payable and other liabilities	1,029	1,112

Total liabilities	135,989	139,056

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 3,088,545 and 2,842,949 shares issued and outstanding in 2006 and 2005	31	28
Additional paid-in capital	19,569	17,420
Retained earnings	1,988	924

Total stockholders’ equity	21,588	18,372

Total liabilities and stockholders’ equity	$157,577	157,428

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$2,721	2,066	8,164	5,566
Other interest-earning assets	322	209	904	414

Total interest income	3,043	2,275	9,068	5,980

Interest expense-
Deposits	1,273	726	3,580	1,882

Net interest income	1,770	1,549	5,488	4,098

Provision for loan losses	—	77	348	301

Net interest income after provision for loan losses	1,770	1,472	5,140	3,797

Noninterest income:
Service charges on deposit accounts	7	4	23	11
MCBCLC loan brokerage fees	—	155	164	519
Other service charges and fees	52	73	150	202

Total noninterest income	59	232	337	732

Noninterest expenses:
Salaries and employee benefits	701	558	1,876	1,381
Occupancy and equipment	119	125	388	327
Advertising	25	23	122	104
Insurance	10	6	27	20
Data processing	51	41	151	119
Telephone	12	9	34	28
Professional fees	81	60	196	188
Stationery and supplies	10	14	31	52
Director fees	30	19	86	48
Other	106	95	326	288

Total noninterest expenses	1,145	950	3,237	2,555

Earnings before income taxes	684	754	2,240	1,974

Income taxes	282	284	879	743

Net earnings	$402	470	1,361	1,231

Earnings per share, basic	$0.13	0.18	0.46	0.50

Weighted-average number of shares outstanding, basic	3,025	2,649	2,967	2,486

Earnings per share, diluted	$0.13	0.17	0.42	0.47

Weighted-average number of shares outstanding, diluted	3,203	2,720	3,237	2,601

Dividends per share	$—	—	0.10	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2006 and 2005

($ in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2004	$16	14,322	(665)	13,673
Exercise of stock warrants (253,568 shares) (unaudited)	3	2,314	—	2,317
Net earnings (unaudited)	—	—	1,231	1,231

Balance at September 30, 2005 (unaudited)	$19	16,636	566	17,221

Balance at December 31, 2005	28	17,420	924	18,372
Exercise of stock warrants (194,823 shares) (unaudited)	2	1,557	—	1,559
Exercise of stock options (50,773 shares), including tax benefit of $178 (unaudited)	1	483	—	484
Share-based compensation (unaudited)	—	109	—	109
Cash dividends paid (unaudited)	—	—	(297)	(297)
Net earnings (unaudited)	—	—	1,361	1,361

Balance at September 30, 2006 (unaudited)	$31	19,569	1,988	21,588

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,361	1,231
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	211	178
Share-based compensation	109	—
Provision for loan losses	348	301
Amortization of loan fees and costs, net	(26)	(69)
Decrease (increase) in accrued interest receivable	4	(176)
(Increase) decrease in other assets	(138)	183
Increase (decrease) in official checks, accrued interest payable and other liabilities	776	(229)

Net cash provided by operating activities	2,645	1,419

Cash flows from investing activities:
Net decrease (increase) in loans	3,710	(22,908)
Purchase of securities held to maturity	(2,330)	—
Purchase of premises and equipment	(110)	(379)
Purchase of Federal Reserve Bank Stock	(30)	(144)
Purchase of Federal Home Loan Bank Stock	(345)	—

Net cash provided by (used in) investing activities	895	(23,431)

Cash flows from financing activities:
Net (decrease) increase in deposits	(3,843)	29,969
Net proceeds from exercise of common stock warrants and options	1,865	2,317
Cash dividends paid	(297)	—
Tax benefit from exercise of stock options	178	—

Net cash (used in) provided by financing activities	(2,097)	32,286

Net increase in cash and cash equivalents	1,443	10,274

Cash and cash equivalents at beginning of period	19,341	18,043

Cash and cash equivalents at end of period	$20,784	28,317

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,257	1,806

Income taxes	$1,190	225

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

General. Marco Community Bancorp, Inc. (the “Holding Company”) which was incorporated on January 28, 2003 owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) and MCB Commercial Lending Corp. (“MCBCLC”) (collectively the “Company”). The Holding Company’s only business activity is the operation of the Bank and MCBCLC. The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida and its loan production office in Fort Myers, Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. MCBCLC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2006, the results of operations for the three- and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005. The results of operations for the three- and nine- month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

2. Loan Impairment and Loan Losses

Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Balance at end of period	$741	741

Total related allowance for losses	$63	63

Average investment in impaired loans	$741	494

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

The Company had no impaired loans during the nine months ended September 30, 2005. At September 30, 2006, the Company had $863,000 in nonaccrual loans and no loans which were over 90 days past due and still accruing interest. At September 30, 2005, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses, Continued

The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$2,047	1,303	1,699	1,081
Charge-offs	—	—	—	(2)
Provision for loan losses	—	77	348	301

Ending balance	$2,047	1,380	2,047	1,380

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

	2006			2005
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS-
Net earnings available to common stockholders	$402	3,025	$0.13	$470	2,649	$0.18

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		178			71

Diluted EPS-
Net earnings available to common stockholders and assumed conversions	$402	3,203	$0.13	$470	2,720	$0.17

Nine Months Ended September 30:
Basic EPS-
Net earnings available to common stockholders	$1,361	2,967	$0.46	$1,231	2,486	$0.50

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		270			115

Diluted EPS-
Net earnings available to common stockholders and assumed conversions	$1,361	3,237	$0.42	$1,231	2,601	$0.47

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2006 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	14.88%	10.00%
Tier I capital to risk-weighted assets	13.69%	6.00%
Tier I capital to total assets - leverage ratio	10.75%	5.00%

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

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share-Based Compensation, Continued

The Company accelerated the vesting of all unvested options in the Directors’ Plan in 2005, primarily to reduce noncash compensation expense that would have been recorded in its consolidated statements of earnings in future years due to the adoption of SFAS No. 123(R) in January 2006. In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized compensation cost associated with these options in the proforma disclosure. At December 31, 2005, all options in the Directors’ Plan were exercisable. In March 2006, one director resigned and exercised 7,500 stock options. This resulted in a net expense of $7,500 during the nine months ended September 30, 2006 for the stock options that would not have been fully vested under the original vesting schedule.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods. All per share amounts reflect the three-for-two stock split paid on December 15, 2005 (in thousands, except per share data).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings, as reported	$470	1,231
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	(69)

Proforma net earnings	$470	1,162

Basic earnings per share:
As reported	$.18	.50

Proforma	$.18	.47

Diluted earnings per share:
As reported	$.17	.47

Proforma	$.17	.45

In 2004, the Company adopted three stock option plans. The Employees’ Stock Option Plan is for the benefit of officers and other key employees of the Holding Company, the Bank and MCBCLC. A total of 181,100 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. At September 30, 2006, 1,400 options (adjusted) remain available for grant.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share-Based Compensation, Continued

The Directors’ Stock Option Plan is for the benefit of directors of the Holding Company, the Bank and MCBCLC. A total of 142,500 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and have various vesting schedules. At September 30, 2006, 3,750 options (adjusted) remain available for grant.

The Advisory Directors’ Stock Option Plan is for the benefit of advisory directors of the Company. A total of 37,500 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have six year terms and begin vesting one year after the date of grant at 25% a year over a four year period. At September 30, 2006, 15,565 options (adjusted) remain available for grant. A summary of the plans is as follows (in thousands, except for share and per share information):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
The Employees’ Plan:
Options outstanding at December 31, 2005	124,300	$6.82
Options granted	47,000	16.00
Options exercised	(12,150)	6.09
Options forfeited	(10,800)	6.35

Options outstanding at September 30, 2006	148,350	$9.82	8.69	$814

Options exercisable at September 30, 2006	25,200	$6.51	7.95	$214

The Directors’ Plan:
Options outstanding at December 31, 2005	138,750	6.18
Options exercised	(37,500)	6.00

Options outstanding at September 30, 2006	101,250	$6.25	7.46	$885

Options exercisable at September 30, 2006	101,250	$6.25	7.46	$885

The Advisory Directors’ Plan:
Options outstanding at December 31, 2005	24,000	6.00
Options exercised	(1,123)	6.00
Options forfeited	(2,065)	6.00

Options outstanding at September 30, 2006	20,812	$6.00	2.00	$187

Options exercisable at September 30, 2006	10,285	$6.00	2.00	$92

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share-Based Compensation, Continued

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $184,000 and $570,000, respectively. The tax benefit relating to the stock options exercised was $40,000 and $178,000 during the three and nine months ended September 30, 2006. At September 30, 2006, there was $313,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested and recognized as compensation expense was $35,000 and $109,000 for the three and nine months ended September 30, 2006, respectively, and no income tax benefit was recognized.

The fair value of each option granted for the nine months ended September 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted-average risk-free interest rate	5.04%	4.25%	4.79%	4.25%
Weighted-average dividend yield	1.23%	—%	1.14%	—%
Weighted-average expected stock volatility	31.29%	10.78%	23.98%	10.83%
Expected life in years	6.5 years	6.5 years	6.5 years	8.0 years

Per share weighted-average grant- date fair value of options issued during the period	$5.91	1.73	6.26	1.88

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

6. Cash Dividend

On February 21, 2006, the Board of Directors declared a $0.10 cash dividend on all outstanding common shares for stockholders of record on March 31, 2006 which was distributed on April 15, 2006.

7. Stock Repurchase Program

In July 2006, the Company’s Board of Directors approved a stock repurchase program which allows the Company to acquire up to $200,000 worth of shares of the Company’s common stock in the open market.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2006, and for the three- and nine- month periods ended September 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of September 30, 2006, the related interim condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2006 and 2005 and the related interim condensed consolidated statements of cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2006 and 2005. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 26, 2006

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of September 30, 2006 and December 31, 2005

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

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2006 was from net loan repayments of $3.7 million. Cash was used primarily to fund deposit outflows totaling $3.8 million and to purchase securities of $2.3 million. At September 30, 2006, the Bank exceeded its regulatory liquidity requirements.

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

Off-Balance Sheet Arrangements, Continued

Unused lines of credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at September 30, 2006 follows (in thousands):

Contract Amount
Unused lines of credit	$27,573

Management believes that the Company has adequate resources to fund all of its commitments.

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005	Nine Months Ended September 30, 2005
Average equity as a percentage of average assets	12.32%	11.50%	11.14%
Total equity to total assets at end of period	13.70%	11.67%	11.34%
Return on average assets (1)	1.12%	1.15%	1.21%
Return on average equity (1)	9.07%	10.03%	10.83%
Noninterest expense to average assets (1)	2.66%	2.59%	2.51%

(1)	Annualized for the nine months ended September 30, 2006 and 2005.

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

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$128,358	2,721	8.41%	$116,004	2,066	7.07%
Other interest-earning assets (1)	26,476	322	4.83	23,704	209	3.50

Total interest-earning assets	154,834	3,043	7.80	139,708	2,275	6.46

Noninterest-earning assets	3,239			6,228

Total assets	$158,073			$145,936

Interest-bearing liabilities:
Savings, MMDA, NOW	46,629	253	2.15	76,092	320	1.67
Time deposits	84,410	1,020	4.79	45,403	406	3.55

Total interest-bearing liabilities	131,039	1,273	3.85	121,495	726	2.37

Noninterest-bearing liabilities	5,952			7,659
Stockholders’ equity	21,082			16,782

Total liabilities and stockholders’ equity	$158,073			$145,936

Net interest income		$1,770			$1,549

Interest-rate spread (2)			3.95%			4.09%

Net interest-earning assets, net margin (3)	$23,795		4.54%	$18,213		4.40%

Ratio of interest-earning assets to interest-bearing liabilities	1.18			1.15

(1)	Includes interest-earning deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$132,350	8,164	8.25%	$111,536	5,566	6.67%
Other interest-earning assets (1)	27,187	904	4.45	18,851	414	2.94

Total interest-earning assets	159,537	9,068	7.60	130,387	5,980	6.13

Noninterest-earning assets	3,301			5,976

Total assets	$162,838			$136,363

Interest-bearing liabilities:
Savings, MMDA, NOW	53,429	781	1.95	75,890	909	1.60
Time deposits	81,877	2,799	4.57	38,648	973	3.37

Total interest-bearing liabilities	135,306	3,580	3.54	114,538	1,882	2.20

Noninterest-bearing liabilities	7,475			6,633
Stockholders’ equity	20,057			15,192

Total liabilities and stockholders’ equity	$162,838			$136,363

Net interest income		$5,488			$4,098

Interest-rate spread (2)			4.06%			3.93%

Net interest-earning assets, net margin (3)	$24,231		4.60%	$15,849		4.20%

Ratio of interest-earning assets to interest-bearing liabilities	1.18			1.14

(1)	Includes interest-earning deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005

General. Net earnings for the three months ended September 30, 2006 were $402,000 or $0.13 basic and diluted earnings per share compared to net earnings of $470,000 or $0.18 basic earnings per share and $0.17 diluted earnings per share for the three months ended September 30, 2005. The decrease in the Company’s net earnings was primarily due to a decrease in noninterest income and an increase in noninterest expenses partially offset by an increase in net interest income.

Interest Income and Expense. Interest income increased to $3,043,000 for the three months ended September 30, 2006 from $2,275,000 for the three months ended September 30, 2005. Interest income on loans increased to $2,721,000 primarily due to an increase in the average loan portfolio balance for the three months ended September 30, 2006 combined with an increase in the weighted-average yield earned in 2006.

Interest expense on interest-bearing deposits increased to $1,273,000 for the three months ended September 30, 2006 compared to $726,000 for the three months ended September 30, 2005. Interest expense on interest-bearing deposits increased due to an increase in the average balance in 2006 combined with an increase in the weighted interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The Company recorded no provision for loan losses for the three months ended September 30, 2006 compared to $77,000 for the comparable period in 2005. Management believes the balance in the allowance for loan losses of $2,047,000 at September 30, 2006 is adequate.

Noninterest Income. Noninterest income was $59,000 during the three month period ended September 30, 2006 compared to $232,000 for the same period in 2005. A decrease in loan brokerage fees from MCBCLC transactions accounted for $155,000 of the decrease.

Noninterest Expenses. Noninterest expenses increased to $1,145,000 during the three-month period ended September 30, 2006 compared to $950,000 for the same period in 2005. Noninterest expense increased primarily due to an increase in salaries and employee benefits.

Income Taxes. The Company recorded a provision for income taxes of $282,000 for the three-month period ended September 30, 2006 compared to a provision for income tax of $284,000 for the 2005 period.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005

General. Net earnings for the nine months ended September 30, 2006 were $1,361,000 or $0.46 basic and $0.42 diluted earnings per share compared to net earnings of $1,231,000 or $0.50 basic and $0.47 diluted earnings per share for the nine months ended September 30, 2005. The increase in the Company’s net earnings was primarily due to an increase in net interest income, partially offset by a decrease in noninterest income and an increase in noninterest expenses and the provision for income taxes.

Interest Income and Expense. Interest income increased to $9,068,000 for the nine months ended September 30, 2006 from $5,980,000 for the nine months ended September 30, 2005. Interest income on loans increased to $8,164,000 primarily due to an increase in the average loan portfolio balance for the nine months ended September 30, 2006 combined with an increase in the weighted-average yield earned in 2006. Interest income on other interest-earning assets increased to $904,000 due to an increase in average other interest-earning assets combined with an increase in average yields.

Interest expense on interest-bearing deposits increased to $3,580,000 for the nine months ended September 30, 2006 compared to $1,882,000, for the nine months ended September 30, 2005. Interest expense on interest-bearing deposits increased due to an increase in the average balance in 2006 combined with an increase in the weighted interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectibility of the Company’s loan portfolio. The provision for loan losses was $348,000 for the nine months ended September 30, 2006 compared to $301,000 for the comparable period in 2005. Management believes the balance in the allowance for loan losses of $2,047,000 at September 30, 2006 is adequate.

Noninterest Income. Noninterest income decreased to $337,000 during the nine month period ended September 30, 2006 compared $732,000 for the same period in 2005. A decrease in loan brokerage fees from MCBCLC transactions accounted for $355,000 of the decrease.

Noninterest Expenses. Noninterest expenses increased to $3,237,000 during the nine-month period ended September 30, 2006 compared to $2,555,000 for the same period in 2005. Noninterest expense increased primarily due to an increase in salaries and employee benefits.

Income Taxes. The Company recorded a provision for income taxes of $879,000 for the nine-month period ended September 30, 2006 (an effective rate of 39.2%) compared to an income tax provision of $743,000 for the 2005 period (an effective rate of 37.6%).

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

Exhibit No.	Description of Exhibit
(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State
(a) 3.2	Bylaws of Marco Community Bancorp, Inc.
(a) 4.1	Specimen Common Stock Certificate
(a) 4.2	2003 Warrant Plan
(c) 4.4	Specimen Warrant Certificate (2004)
(e) 10.1	Employment Agreement with Howard B. Montgomery
(c) 10.2	Letter Agreement with Thomas M. Whelan
(d) 10.3	Employees’ Stock Option Plan
(d) 10.4	Directors’ Stock Option Plan
(d) 10.5	Advisory Directors’ Stock Option Plan
(e) 10.6	2006 Stock Repurchase Plan
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date: November 1, 2006	By:	/s/ Stephen A. McLaughlin
Stephen A. McLaughlin, Chief Executive Officer

Date: November 1, 2006	By:	/s/ Thomas M. Whelan
Thomas M. Whelan, Senior Vice President and
Chief Financial Officer