Form 10-K
period 2006-12-31
MARCO COMMUNITY BANCORP INC
filed 2007-03-20
CIK 1221354

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number 333-103651

MARCO COMMUNITY BANCORP, INC.

A Florida Corporation

IRS Employer Identification No. 84-1620092

1770 San Marco Road

Marco Island, Florida 34145

(239) 389-5200

Securities Registered Pursuant to Section 12(b)

of the Securities Exchange Act of 1934: NONE

Securities Registered Pursuant to Section 12(g) of the Securities Exchange

Act of 1934: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(D) of the Exchange Act.    Yes  ☐    No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $13.00, as quoted on the Over-the-Counter-Bulletin-Board, on February 28, 2007 was approximately $28,161,705. For the purposes of this response, directors and officers of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of February 28, 2007: 3,156,384 shares of $0.01 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in April 2007 are incorporated by reference into Part III of this report.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Forward-Looking Statements

Some of the statements in this Form 10-K discuss future expectations. There may also be statements regarding projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. We based the forward-looking information on various factors and numerous assumptions, which may or may not turn out to be correct.

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

MCBI’s other wholly-owned subsidiary, Commercial Lending Capital Corp. (“CLCC”) (formerly MCB Commercial Lending Corp.) was incorporated on October 22, 2004, and commenced a commercial lending brokerage business on November 8, 2004. CLCC operates primarily in the same markets as the Bank.

The Company’s fiscal year ends December 31. This Form 10-K is also being used as the Bank’s Annual Disclosure Statement under Federal Deposit Insurance Corporation (“FDIC”) Regulations. This Form 10-K has not been reviewed or confirmed for accuracy or relevance by the FDIC.

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

Competition among financial institutions in our primary service area is intense. There are nine other commercial banks with a total of ten branches in Marco Island. All nine banks are affiliated with larger bank holding companies. There are no savings associations or credit unions located in Marco Island, however, savings associations and credit unions are located in nearby communities.

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

The Bank’s loan policy provides the Bank’s lenders with the discretion necessary to accomplish our lending objectives, while assuring compliance with banking regulations. The Bank Board’s Loan Committee is responsible for ensuring the soundness of the Bank’s credit policy, adherence to lending policies and compliance with applicable laws, rules and regulations. To fulfill these responsibilities, the Loan Committee reviews the adequacy of the Bank’s credit policy on at least an annual basis, reviews all large loans and monitor the performance of the loan portfolio on an ongoing basis. At December 31, 2006, net loans comprised 79% of our total assets.

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

Mortgage Loans—We offer mortgage loan programs to provide financing primarily for the acquisition or construction of single-family, owner-occupied primary residences. All loans are structured with an amortization schedule not exceeding 30 years. These loans are maintained in our loan portfolio and also sold in the secondary market, in order to generate fee income.

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

Consumer Loans—Consumer loans are being provided to individuals for household, family and personal expenditures. Consumer loans generally involve more risk than mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal. This risk is due to the potential for damage to the collateral or other loss of value, and the fact that any remaining deficiency often does not warrant further collection efforts. In addition, consumer loan performance depends on the borrower’s continued financial stability and is, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Generally, consumer loans have a maturity of not longer than six years. The primary type of consumer lending will be for the financing of boats and automobiles, pre-approved liens of credit, home improvements and education.

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, the Bank has considered that as of December 31, 2006, approximately 18.3% of outstanding loans are in the commercial real estate loan category compared to 12.8% at December 31, 2005. At December 31, 2006, commercial loans represented 32.5% of our loan portfolio, compared to 12.5% at December 31, 2005. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2006, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management’s judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect the borrower’s ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market. For the year ended December 31, 2006 no loans were charged off against the allowance for loan losses. During the year ended December 31, 2005 one loan totaling $2,000 was charged off against the allowance for loan losses.

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

Investments

We enter into Federal Funds transactions with our principal correspondent banks and primarily act as a net seller of such funds. The sale of Federal Funds amount to a short-term loan from us to another bank, usually overnight. At December 31, 2006, Federal Funds sold comprised 13.5% of our total assets, compared to 9.6% as of December 31, 2005. At December 31, 2004, Federal Funds sold comprised 8.7% of our total assets.

At December 31, 2006 the Company held a $2.3 million Federal Home Loan Bank bond. The Company did not hold any securities during 2005.

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

Loan Brokerage

The mission of our commercial lending subsidiary, CLCC is to provide commercial loans to our customers that would otherwise seek financing elsewhere because of credit limit constraints. That flexibility is created by participating at least 50% of the loan amount to a participating bank. Commercial borrowers can receive high touch community bank service with borrowing amounts that are associated with regional bank credit limits. Significant deposits associated with the transaction such as escrows, interest reserves and CD collateralization can provide additional reasonably priced sources of funding for the Bank.

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

Employees

As of December 31, 2006, we employed 36 full-time persons, including three executive officers. Employees are hired as needed to meet company-wide personnel demands.

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

Capital Adequacy Requirements

The Bank and MCBI are subject to regulatory capital requirements imposed by the Federal Reserve. Until a bank and its holding company’s assets reach $500 million, the capital adequacy guidelines issued by the Federal Reserve are applied to bank holding companies on a non-consolidated basis, unless the bank holding company is engaged in non-bank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. The Federal Reserve’s risk-based capital guidelines apply directly to insured state banks, regardless of whether they are subsidiaries of a bank holding company. These requirements establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off-balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

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

Our operations are also subject to the:

•

The privacy provisions of the Gramm-Leach-Bliley Act of 1999, requires us to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to our customers, and allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

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

Recent Accounting Pronouncements

In September, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS 158) which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (Loss). This statement was effective as of December 31, 2006. The adoption of SFAS 158 had no effect on the Company’s results of operations or financial condition.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of SFAS 157 is not expected to have a material impact on the Company.

In September, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements a corporation must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 was effective for the fiscal years ended after November 15, 2006. The adoption of SAB 108 had no effect on the Company’s results of operations or financial condition.

In July, 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company.

In March, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 133 and 140 (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the consolidated statement of earnings. This Statement is effective as of January 1, 2007 with earlier adoption permitted. The adoption of SFAS 156 had no effect on the Company.

In February, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. The adoption of SFAS 155 had no effect on the Company.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves risk. In addition to the other information set forth elsewhere in this Report, the following factors relating to us and our common stock should be carefully considered in deciding whether to invest in our common stock.

We Have Only a Limited Operating History, and as a Result, Our Historical Results of Operation May Not Be Indicative of Our Future Performance.

We have only been in operation since August, 2003. Although we believe we have performed well during the years we have been in business, we cannot accurately predict our future growth or our performance and we cannot assure that we will have earnings in the future.

We Are Not Certain That Our Capital Will Be Adequate to Support Growth.

We anticipate that our existing capital resources, will be adequate to satisfy our capital requirements for the next 12 to 24 months. Future capital requirements depend on many factors, including the ability to successfully attract new customers and provide additional services, asset quality, the opening of new branches, and our profitability levels. If adequate capital is not available, we could be subject to an increased level of regulatory supervision, we may not be able to expand our operations, and our business, operating results, and financial condition could be adversely affected.

Our Business Focus in the Collier County Florida Area Makes Us Vulnerable to Adverse Economic Conditions in the Area.

Our operations are materially affected by and sensitive to the economy of our market area, Collier County, and are particularly impacted by the economic conditions in Marco Island. Because our business is focused in the Collier County area, we could be more affected by a weakening of this area’s economy than banking institutions with operations in more diverse geographical areas.

A Slowdown in the Economy Could Diminish the Quality of Our Loan Portfolio and Our Financial Performance.

Adverse economic developments can impact the collectibility of loans and may negatively affect our earnings and financial condition. In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment, and other factors beyond our control. A prolonged economic recession or other economic dislocation could cause increases in nonperforming assets and impair the values of real estate collateral, thereby causing operating losses, decreasing liquidity, and eroding capital. We can not assure you that future declines in the economy, particularly in our market area, would not have a material adverse effect on our financial condition, results of operations, or cash flows.

We Are Subject to Government Regulation and Monetary Policy That Could Constrain Our Growth and Profitability.

We are subject to extensive state and federal government supervision and regulations that impose substantial limitations with respect to loans, purchase of securities, payment of dividends, and many other aspects of the banking business. Many of these regulations are intended to protect our depositors, the public, and the Federal Deposit Insurance Corporation, and not our shareholders. Future legislation or government policy could adversely affect the banking industry, our operations, or our shareholders. The burden imposed by federal and state regulations may place banks in general, and us specifically, at a competitive disadvantage compared to less regulated competitors. Federal economic and monetary policy may affect our ability to attract deposits, make loans, and achieve satisfactory operating results.

We Could Be Negatively Impacted by Changes in Interest Rates and Economic Conditions.

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate market values, rapid changes in interest rates, and the monetary and fiscal policies of the federal government. Our profitability is partly a function of the spread between the interest rates earned on investments and loans and those paid on deposits and other liabilities.

As with most banking institutions, our net interest spread is affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities may be affected differently by a given change in interest rates. As a result, an increase or decrease in rates could have a material adverse effect on our net income, capital and liquidity. While we take measures to reduce interest rate risk, these measures may not adequately minimize exposure to interest rate risk.

We face competition from a variety of competitors

We face competition for deposits, loans and other financial services from other community banks, regional banks, credit unions and other financial institutions. We also compete with other financial service providers, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, and mutual funds, for loans and alternative investment products. Some of these financial institutions and financial service providers are not subject to the same degree of regulation as we are. We face increased competition due to the recently enacted Gramm-Leach-Bliley Act, which allows insurance firms, securities firms, and other non-traditional financial companies to provide traditional banking services. Due to the growth of the Collier County area, it can be expected that significant competition will continue from existing financial services providers, as well as new entrants to the market.

Our loans-to-one borrower limit restricts our ability to compete with larger financial institutions

Our loans-to-one borrower loan limit is approximately $4.3 million, subject to further reduction based on regulatory criteria relevant to any particular loan. Accordingly, the size of loans which we can offer to potential customers is less than the size which several of our competitors with larger loan limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in our market. We attempt to accommodate loan requests in excess of our loan limit by the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

Our executive officers and directors have substantial control over our company, which could delay or prevent a change of control favored by our other shareholders

Our executive officers and directors, if acting together, will be able to significantly influence all matters requiring approval by our shareholders, including elections of directors and the approval of mergers or other business combination transactions. Our executive officers and directors own approximately 990,099 shares, representing approximately 31.4% of the total number of shares outstanding. The interest of these shareholders may differ from the interests of our other shareholders, and these shareholders, acting together, will be able to influence all matters requiring approval by shareholders. As a result, these shareholders could approve or cause us to take actions of which you may disapprove or that may be contrary to your interests and those of other investors.

Regulatory action could severely limit future expansion plans

To carry out expansion plans, we are required to obtain permission from the Federal Reserve Board and the Florida Office of Financial Regulation. Applications for the formation of new banks and the acquisition of existing banks are submitted to the state and appropriate federal bank regulatory agencies for their approval. The future climate for regulatory approval is impossible to predict. Regulatory agencies could prohibit or otherwise significantly restrict the expansion plans of the Company, its current subsidiaries and future new start-up banks, which could limit our ability to increase revenue.

Investors may face dilution resulting from the issuance of common stock in the future

The Company can issue common stock without shareholder approval, up to the number of authorized shares set forth in our Articles of Incorporation. Our Board of Directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of common stock or other securities, subject to limitations imposed the Federal Reserve Board. There can be no assurance that such shares can be issued at prices or on terms better than or equal to the terms obtained by our current shareholders. The issuance of any additional shares of common stock by us in the future may result in a reduction of the book value or market price, if any, of the then-outstanding common stock. Issuance of additional shares of common stock will reduce the proportionate ownership and voting power of our existing shareholders.

Shares of our preferred stock may be issued in the future which could materially adversely affect the rights of the holders of our common stock

Pursuant to our Articles of Incorporation, we have the authority to issue additional series of preferred stock and to determine the designations, preferences, rights and qualifications or restrictions of those shares without any further vote or action of the shareholders. The rights of the holders of our common stock will be subject to, and may be materially adversely affected by, the rights of the holders of any preferred stock that may be issued by us in the future.

Our common stock is not an insured bank deposit and is subject to market risk

Our shares of common stock are not deposits, savings accounts or other obligations of us, our subsidiaries or any other depository institution, are not guaranteed by us or any other entity, and are not insured by the Federal Deposit Insurance Corporation or any other governmental agency.

We may need additional capital in the future and this capital may not be available when needed or at all

We may need to incur additional debt or equity financing in the near future to fund future growth and meet our capital needs. We cannot assure you that such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the resources available to fund our planned growth.

Future sales of our common stock could depress the price of the common stock

Sales of a substantial number of shares of our common stock in the public market by our shareholders, or the perception that such sales are likely to occur, could cause the market price of our common stock to decline.

Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on the Over-the-Counter-Bulletin-Board, and our price may fluctuate in the future

Although our common stock is listed for trading on the Over-the-Counter-Bulletin-Board, the trading market in our common stock is not very liquid. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On June 18, 2004, we moved into our new headquarters office which is located at 1770 San Marco Road, Marco Island, Florida. This is a two-story 12,500 square foot office condominium building, which was custom built to meet our specifications. The Bank owns the first floor and currently conducts all of its retail operations from this location. There are four drive-through lanes, one of which has an ATM. We have five teller stations in our lobby and nine offices for customer service personnel, loan offices and private banking. There are staff facilities and a community room. MCB owns most of the second floor where its finance, loan and executive offices are located. Approximately 1,168 square feet were sold to an unrelated third party in 2004.

On September 1, 2006, the Bank leased space in Fort Myers, Florida to commence operations of the Lee Community Lending Group, a loan production office.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Calendar Quarter Ended	Low	High	Close
December 31, 2005	$18.85	$19.50	$17.00
March 31, 2006	15.00	19.50	18.50
June 30, 2006	15.40	18.50	16.75
September 30, 2006	14.70	16.75	14.99
December 31, 2006	13.85	15.00	13.85

On October 18, 2005, the board of directors declared a three-for-two stock split on all outstanding common shares for stockholders of record on November 15, 2005, which was distributed on December 15, 2005. As of December 31, 2006, MCBI common stock was held by approximately 517 shareholders.

Our ability to pay cash dividends will depend almost entirely upon the amount of dividends that the Bank will be permitted to pay by statute or regulation. Additionally, Florida law provides that we may only pay dividends if the dividend payment would not render us insolvent, or unable to meet our obligations as they come due. The Florida Department limits a bank’s ability to pay dividends. As a state-chartered bank, the Bank will be subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the Bank’s capital under certain circumstances without the prior approval of the Florida Department and the Federal Reserve. Except with the prior approval of the Florida Department, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. On February 21, 2006 the Board of Directors declared a $0.10 cash dividend on all outstanding common shares of stockholders of record on March 31, 2006 which was distributed on April 15, 2006.

The following table sets forth information about the number of shares reserved for issuance under our stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Stock option plans approved by security holders	265,413	$8.23	24,014
Equity compensation plans not approved by security holders	0	N/A	0

Total	265,413	$8.23	24,014

The following graph compares Marco Community Bancorp, Inc.’s cumulative stockholder return on our common stock with: (i) SNL Financial LC’s index for southeastern banks and bank holding companies; and (ii) the Russell 3000 Index, which pertains to listed companies representing 98% of the U.S. market for the period from May 9, 2003 to December 31, 2006, inclusive. The graph assumes an initial investment of $100 on October 14, 2005.

MARCO COMMUNITY BANCORP, INC.

	Period Ending
Index	10/04/05	12/31/05	03/31/06	06/30/06	09/30/06	12/31/06
Marco Community Bancorp, Inc.	100.00	199.22	217.98	197.36	176.63	163.19
Russell 3000	100.00	103.08	108.55	106.41	111.35	119.28
SNL Southeast Bank Index	100.00	110.27	112.71	116.71	126.65	129.31

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	December 31,
	2006	2005	2004	2003[3]
	(Dollars In Thousands, except per share data.)
Statement of Operations Data:
Total interest income	$12,200	8,430	3,509	188
Total interest expense	4,967	2,661	1,099	11

Net interest income before provision for loan losses	7,233	5,769	2,410	177
Provision for loan losses	348	620	845	236

Net interest income (expense) after provision for loan losses	6,885	5,149	1,565	(59)
Noninterest income	453	974	82	2
Noninterest expense	4,264	3,573	1,804	761

Earnings (loss) before tax	3,074	2,550	(157)	(818)
Income taxes (benefit)	1,220	961	(59)	(342)

Net earnings (loss)	$1,854	1,589	(98)	(476)

Balance Sheet Data:
Total assets	$166,000	157,428	118,574	31,285
Total cash and cash equivalents	26,905	19,341	18,043	9,849
Interest-earning assets	160,992	152,486	114,143	28,655
Investment security	2,330	—	—	—
Loans, net	130,988	132,773	95,871	18,625
Allowance for loan losses	2,047	1,699	1,081	236
Deposits	142,293	137,385	103,509	19,529
Stockholders’ equity	22,678	18,372	13,673	11,092

Share Data:
Basic income (loss) per share[1]	$0.62	0.62	(0.05)	(0.34)
Diluted income (loss) per share[1]	0.58	0.59	(0.05)	(0.34)
Book value per common share [1]	7.19	6.46	5.79	5.69
Weighted average shares outstanding—basic [1]	3,014	2,555	1,996	1,399
Weighted average shares outstanding – diluted[1]	3,211	2,688	1,996	1,399
Total shares outstanding[1]	3,156	2,843	2,360	1,950

Performance Ratios:
Return on average assets	1.14%	1.15%	(0.12)%	(3.90)%
Return on average common stockholders’ equity	8.98%	10.03%	(0.88)%	(5.67)%
Interest-rate spread during the period	4.09%	4.08%	2.92%	2.27%
Net interest margin	4.60%	4.37%	3.19%	2.73%
Efficiency ratio[2]	55.48%	52.99%	72.4%	425.14%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.54%	1.26%	1.12%	1.25%
Net charge-offs to average loans	N/A	N/A	N/A	N/A
Nonperforming assets to period end total assets	0.78%	N/A	N/A	N/A

Capital and Liquidity Ratios:
Average equity to average assets	12.65%	11.50%	14.00%	68.71%
Leverage (4.00% required minimum)	10.73%	9.83%	9.64%	30.08%

Risk-based capital:
Tier 1	12.10%	11.76%	13.07%	38.81%
Total	13.18%	12.94%	14.32%	38.81%
Average loans to average deposits	93.84%	94.95%	89.96%	89.59%

(1)	All per share amounts restated to reflect the three-for-two stock split paid December 15, 2005.
(2)	Efficiency ratio = Non-interest expense divided by the total of net interest income before provision for loan losses plus non-interest income (excluding net securities gains and losses).
(3)	For the period from January 28, 2003 (date of incorporation) to December 31, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2006 and 2005 and the Periods then Ended

General

Marco Community Bancorp, Inc., a Florida corporation (the “Holding Company”), was incorporated on January 28, 2003 for the purpose of operating as a one-bank holding company. The Holding Company currently owns 100% of the outstanding shares of Marco Community Bank (the “Bank”) and Commercial Lending Capital Corp. (“CLCC”) (formally known as MCB Commercial Lending Corp.) (collectively, the “Company”). The Holding Company’s only business is the ownership and operation of the Bank and CLCC. The Bank is a Florida-chartered commercial bank which opened for business on August 18, 2003. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals from its banking office located in Marco Island, Florida. CLCC operates as a commercial loan brokerage business.

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

Liquidity and Capital Resources

Our total assets at December 31, 2006 were $166.0 million and net loans were $131.0 million, while at December 31, 2005, total assets were $157.4 million and net loans were $ 132.8 million. Deposits totaled $142.3 million at December 31, 2006 and $137.4 million at December 31, 2005. The Company’s primary source of cash during the period ended December 31, 2006, was deposit inflows of $4.9 million and deposits inflows of $33.9 million for the period ended December 31, 2005. In 2006, cash was used primarily to increase investments in Federal Funds sold by $7.2 million. Cash was used primarily to originate loans, net of principal repayments, $37.5 million in 2005. At December 31, 2006, we had no outstanding commitments to originate loans, commitments to borrowers for available lines of credit totaling $29.0 million and had time deposits of $67.3 million maturing in the next twelve months. At December 31, 2005, we had no outstanding commitments to originate loans. Commitments to borrowers for available lines of credit totaled $30.2 million and time deposits totaled $36.7 million maturing in the next twelve months. We expect to fund our commitments from the sources described above and could adjust the interest-rates paid on deposits if necessary to attract or retain time deposit accounts.

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

Credit Risk

Our primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitudes of which depend on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2006, the Company had $1.3 million in non-accrual loans and no loans which were over 90 days past due and still accruing interest. During January and February 2007, additional loans totaling $2.1 million became non-accrual. At December 31, 2005, the Company had no non-accrual loans or loans which were over ninety days past due but still accruing interest. At December 31, 2006, we had no loans charged-off. Loans charged off for the year ended December 31, 2005 totaled $2,000.

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

Summary of Loan Loss Experience

An analysis of the Bank’s allowance for loan losses is furnished in the following table ($ in thousands);

	Period Ended December 31, 2006	Period Ended December 31, 2005	Period Ended December 31, 2004
Total loans outstanding at the end of the period:	$132,960	$134,437	$96,934

Allowance at beginning of period:	$1,699	$1,081	$236

Loans charged-off during the period:
Consumer	0	(2)	0
Recoveries of loans previously charged off:	0	0	0
Provision charged to operations	348	620	845

Allowance at end of period	$2,047	$1,699	$1,081

Average loans outstanding during the period	$132,185	$114,152	$59,178

Ratio of net charge-offs to average loans outstanding	N/A	N/A	N/A
Allowance as a percentage of total loans	1.54%	1.26%	1.12%
Allowance as a percentage of nonperforming and non accrual loans	163.2%	N/A	N/A

At December 31, 2006 and 2005 the allowance was allocated as follows ($ in thousands):

	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	2006		2005
Commercial real estate	$476	18.3%	$224	12.8%

Commercial	529	32.5	218	12.5

Residential real estate	523	24.6	648	38.2
Consumer	24	1.5	99	6.2
Home equity loans and lines of credit	495	23.1	510	30.3

Total	$2,047	100.0%	$1,699	100.0%

Investment Activity

Investment activities serve to enhance overall yield on earning assets while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to retain until maturity are categorized as securities held to maturity and carried at amortized cost.

The Company did not hold any securities in 2005. The following table indicates the respective maturity and weighted-average yield of the security purchased in 2006 (dollars in thousands):

At December 31, 2006:

	Amount	Weighted Average Yield	Maturity
U.S. Government and Federal Agencies:	$2,330	5.45%	2011

Loan Portfolio Composition

Commercial loans comprise the largest group of loans in our portfolio amounting to $43.2 million or 32.5% of the total loan portfolio at December 31, 2006. At December 31, 2005, residential real estate loans comprised the largest group of loans in our portfolio amounting to $51.3 million, or 38.2% of the total loan portfolio. At December 31, 2006, home equity loans and lines of credit were $30.7 million, loans secured by commercial real estate were $24.3 million, residential real estate loans amounted to $32.8 million and consumer loans totaled $2.0 million. At December 31, 2005, home equity loans and lines of credit were $40.8 million, loans secured by commercial real estate were $17.2 million, commercial loans amounted to $16.8 million and consumer loans totaled $8.3 million.

The following table sets forth the composition of the loan portfolio:

	At December 31, 2006
	Amount	% of Total

	($ in thousands)
Commercial real estate	$24,311	18.3%
Commercial	43,152	32.5
Residential real estate	32,772	24.6
Consumer	2,038	1.5
Home equity loans and lines of credit	30,687	23.1

Total loans	132,960	100.0%

Add (subtract):
Deferred loan costs net	75
Allowance for loan losses	(2,047)

Loans, net	$130,988

	At December 31, 2005
	Amount	% of Total

	($ in thousands)
Commercial real estate	$17,199	12.8%
Commercial	16,797	12.5
Residential real estate	51,332	38.2
Consumer	8,288	6.2
Home equity loans and lines of credit	40,821	30.3

Total loans	134,437	100.0%

Add (subtract):
Deferred loan costs net	35
Allowance for loan losses	(1,699)

Loans, net	$132,773

The following table sets forth the maturities of loans outstanding as of December 31, 2006 (in thousands):

	Due in 1 Year or Less	Due After 1 Year but Before 5 Years	Due After 5 Years but before 10 Years	Total
Commercial real estate	$13,698	$9,137	$1,476	$24,311
Commercial	26,462	16,690	—	43,152
Residential real estate	3,902	12,711	16,159	32,772
Consumer	436	559	1,043	2,038
Home equity loans and lines of credit	831	1,253	28,603	30,687

Total	$45,329	$40,350	$47,281	$132,960

Scheduled contractual principal payments of loans do not reflect the actual lives of loans. The average life of a loan is substantially less than its contractual term because of prepayments. The average life of a loan tends to increase; however, when the current market rates for that particular type of loan are substantially higher than rates on an existing loan and, conversely, tend to decrease when rates on an existing loan are substantially higher than the current market rate for that particular type of loan. Prepayment penalties attempt to lessen the income impact of borrows prepaying their loans by imposing fees for any early prepayment of the loans.

As of December 31, 2006, and 2005, no concentrations of loans exceeding 10% of total loans existed which were not disclosed as a separate category of loans.

Sensitivity of Loans to Changes in Interest Rates.

The following table as of December 31, 2006, sets forth the dollar amounts of loans due after one year which had predetermined interest rates and loans due after one year which had floating or adjustable interest rates (dollars in thousands).

	Fixed	Adjustable	Total
Commercial real estate	$9,638	$975	$10,613
Commercial	10,128	6,562	16,690
Residential real estate	9,131	19,739	28,870
Consumer	852	750	1,602
Home equity loans and lines of credit	576	29,280	29,856

Total	$30,325	$57,306	$87,631

Non-performing Loans

Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. It is our policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed in non-accrual status, all unpaid interest is reversed. Payments on non-accrual loans are generally applied to either principal or interest or both, depending on management’s evaluation of collectibility. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid or the loan becomes both well secured and in the process of collection.

Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

The following is a summary of non-performing loans (dollars in thousands):

	December 31,
	2006	2005	2004
Non-accrual loans	$1,254	—	—
Restructured loans	—	—	—
Total	$1,254	—	—

Non-performing loans as a percentage of total loans	.94%	N/A	N/A

All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current terms of the loan have been reflected within the table summarizing non-performing loans. During January and February 2007, additional loans totaling $2.1 million became non-accrual.

The following is a table showing the amounts of contractual interest income and actual interest income recorded on non-accrual and restructured loans (in thousands):

	December 31,
	2006	2005	2004
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	133	N/A	N/A
Interest income recorded during the year	33	N/A	N/A

At December 31, 2006 and 2005 the Company had no loans which were over 90 days past due and still accruing interest.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unfunded construction loans, unused lines of credit, and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unfunded construction loans, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies, and monitoring controls in making commitments and letters of credit as it does with its lending activities.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total committed amounts to do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

The following table is a summary of the amounts of the financial instruments, with off-balance sheet risk, at December 31, 2006:

Contract Amount
(in thousands)
Off-Balance Sheet Arrangements:

Commitments to extend credit	$—
Unfunded construction loans	59
Unused lines of credit	28,892
Standby letters of credit	—

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Bank’s liquidity position was initially established through the Holding Company’s purchase of $ 6.4 million of the common stock of the Bank. In 2006, the Holding Company contributed an additional $1.3 million to the Bank’s capital. In 2005, the Holding Company contributed an additional $1.5 million to the Bank’s capital. As the Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Bank deposits were $142.3 million at December 31, 2006 and $ 137.4 million at December 31, 2005. Below are the pertinent liquidity balances and ratios at December 31, 2006 and 2005 ($ in thousands).

	At December 31, 2006	At December 31, 2005
Cash and cash equivalents	$26,905	$19,341

Time deposits over $100,000 to total deposits ratio	21.1%	17.1%
Loan to deposit ratio	93.4%	97.9%
Brokered deposits	$36,499	$27,920

Cash and cash equivalents are the primary source of liquidity. At December 31, 2006, cash and cash equivalents amounted to $26.9 million, representing 16.2% of total assets. At December 31, 2005, cash and cash equivalents amounted to $19.3 million, representing 12.3 % of total assets. At December 31, 2006 and December 31, 2005, large denomination certificates accounted for 21.1% and 17.1%, respectively, of total deposits. Large denomination time deposits generally are more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination time deposits and periodically adjusts the Bank’s rates in accordance with market demands. Significant withdrawals of large denomination time deposits may have a material adverse effect on the Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from bank customers residing outside of Collier County, Florida, the volatility of such deposits is higher than if such deposits were obtained from depositors residing inside of Collier County, as outside depositors are generally more likely to be interest rate sensitive. Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2006 and 2005, the Bank had $36.5 million and $27.9 million, respectively, in brokered deposits in its portfolio. Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Bank’s liquidity increasing or decreasing in any material way in the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2006, the most recent notification from the regulatory authorities categorized the Bank as well capitalized. An institution must maintain certain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. See Note 10 to the Consolidated Financial Statements for the actual capital amounts and ratios.

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

Asset – Liability Structure

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2006 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

	Three Months	More Than Three Months to One Year	More Than One Year To Five Years	More Than Five Years to Fifteen Years	Over Fifteen Years	Total
Loans (1):
Variable rate	$63,982	5,265	12,726	—	—	81,973
Fixed rate	4,227	16,435	23,406	6,919	—	50,987

Total loans	68,209	21,700	36,132	6,919	—	132,960
Federal funds sold	22,327	—	—	—	—	22,327
Investment securities	—	—	2,330	—	—	2,330
Interest bearing due from banks	2,141	—	—	—	—	2,141
Federal Reserve and Federal Home Loan Bank stock	—	—	—	769	—	769

Total rate-sensitive assets	92,677	21,700	38,462	7,688	—	160,527

Deposit accounts:
Savings, NOW and money market deposits (2)	48,594	—	—	—	—	48,594
Time deposits (2)	11,268	55,998	22,431	—	—	89,697

Total rate-sensitive liabilities	59,862	55,998	22,431	—	—	138,291

GAP repricing differences	$32,815	(34,298)	16,031	7,688	—	22,236

Cumulative GAP	$32,815	(1,483)	14,548	22,236	22,236	22.236

Cumulative GAP/total assets	19.8%	-0.9%	8.8%	13.4%	13.4%	13.4%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the loan portfolio at December 31, 2006 (in thousands):

Years Ending December 31,	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Home Equity and Lines of Credit	Total
2007	$13,698	$26,462	$3,902	$436	$831	$45,329
2008 - 2011	9,137	16,690	12,711	559	1,253	40,350
2012 and beyond	1,476	—	16,159	1,043	28,603	47,281

Total	$24,311	$43,152	$32,772	$2,038	$30,687	$132,960

Of the $87.6 million of loans due after 2007, 34.6% of such loans have fixed-interest rates and 65.4% have adjustable interest rates.

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

Deposit and Other Source of Funds

General - In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money-market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

Deposits - Deposits are attracted principally from our primary geographic market area in Marco Island , Florida. We offer a variety of deposit instruments including demand deposit accounts, NOW accounts, money- market accounts, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. We set the deposit interest rates weekly based on a review of deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

We have emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At December 31, 2006		At December 31, 2005
	Amount	% of Deposits	Amount	% of Deposits
Noninterest-bearing deposits	$4,002	2.8%	$5,750	4.2%
Savings	17,133	12.0	40,590	29.5
NOW and money market deposits	31,461	22.1	24,482	17.9

Subtotal	52,596	36.9	70,822	51.6

Certificate of deposits:
0.00%—2.99%	2.1		3,551	2.6
3.00%—3.99%	5,937	4.2	27,230	19.8
4.00%—4.99%	35,024	24.6	34,930	25.4
5.00%—5.99%	48,734	34.2	852	0.6

Total certificates of deposit	89,697	63.1	66,563	48.4

Total deposits	$142,293	100.0%	$137,385	100.0%

Jumbo certificates accounted for $30.0 million of our deposits for the period ending December 31, 2006. The Company also held $36.5 million in brokered deposits.

Maturity terms, service fees, and withdrawal penalties are established by the Company on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Average Deposit Balance and Rates

The following table sets forth the average balance and weighted average rates for the period indicated (dollars in thousands).

	At December 31,
	2006			2005
	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposit
Noninterest bearing demand deposits	$5,440	—%	3.9%	$5,165	—%	4.3%
NOW accounts	17,140	1.00	12.2	18,084	0.48	15.0
Money market accounts	8,663	3.02	6.1	8,850	1.36	7.4
Regular savings	25,851	2.40	18.3	46,873	2.16	39.0
Time deposits	83,770	4.67	59.5	41,254	3.50	34.3

Total average deposits	$140,864	3.53%	100.0%	$120,226	2.21%	100.0%

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

At December 31, 2006
Due in three months or less	$7,238
Due in more than three to twelve months	18,499
Due in more than one year to three years	3,077
Due in more than three years	1,173

Total	$29,987

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

		For the Year Ended December 31,
		2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
Interest-earning assets:
Loans	$132,185	10,937	8.27%	$114,152	7,867	6.89%
Investment Securities	804	43	5.35	—	—
Other interest-earning assets (1)	24,201	1,220	5.04	17,823	563	3.16

Total interest-earning assets	157,190	12,200	7.76	131,975	8,430	6.39

Noninterest-earning assets	6,045			5,842

Total assets	$163,235			137,817

Interest-bearing liabilities:
Savings	25,851	620	2.40	46,873	1,012	2.16
Money market and NOW deposits	25,803	433	1.68	26,934	207	0.77
Time deposits (1)	83,770	3,914	4.67	41,254	1,442	3.50

Total interest-bearing deposits	135,424	4,967	3.67	115,061	2,661	2.31

Noninterest-bearing liabilities	7,157			6,907
Stockholders’ equity	20,654			15,849

Total liabilities and stockholders’ equity	$163,235			137,817

Net interest/dividend income		$7,233			5,769

Interest-rate spread (2)			4.09%			4.08%

Net interest margin (3)			4.60%			4.37%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.16			1.15

(1)	Includes interest-bearing deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income dividend by average interest-earning assets.

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

	For the Year Ended December 31, 2004
	Average Balance	Interest and Dividends	Average Yield/ Cost
Interest-earning assets:
Loans	$59,178	3,299	5.57%
Investment Securities	—	—	—
Other interest-earning assets (1)	14,740	210	1.42

Total interest-earning assets	73,918	3,509	4.75

Noninterest-earning assets	5,338

Total assets	$79,256

Interest-bearing liabilities:
Savings	30,704	618	2.01
Money market and NOW deposits	15,401	86.56
Time deposits (2)	16,632	447	2.69

Total interest-bearing deposits	62,737	1,151	1.83

Noninterest-bearing liabilities	5,425
Stockholders’ equity	11,094

Total liabilities and stockholders’ equity	$79,256

Net interest/dividend income(2)		$2,358

Interest-rate spread(3)			2.92%

Net interest margin (4)			3.19%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.18

(1)	Includes interest-bearing deposits, federal funds sold and Federal Reserve Bank stock.
(2)	Interest expense and net interest/dividend income is prior to capitalization of interest
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income dividend by average interest-earning assets.

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

	Increase (Decrease) Due to
Year Ended December 31, 2006 vs. 2005:	Rate	Volume	Rate/Volume	Total
	(In thousands)
Interest-earning assets:
Loans	$1,577	$1,243	$249	$3,070
Investment securities	—	43	—	43
Other interest-earning assets	337	184	136	657

Total	1,914	1,470	385	3,770

Interest-bearing liabilities:
Deposits:
Savings, demand, money-market and NOW deposits	287	(367)	(86)	(166)
Time deposits	484	1,490	498	2,472

Total	771	1,123	412	2,306

Net change in net interest income	$1,143	$347	$(27)	$1,464

Year Ended December 31, 2005 vs. 2004:
Interest-earning assets:
Loans Other interest-earning assets	$781 256	$3,061 44	$726 53	$4,568 353

Total	1,037	3,105	779	4,921

Interest-bearing liabilities:
Deposits:
Savings, demand, money-market and NOW deposits	55	426	33	515
Time deposits	135	661	200	995

Total	190	1,087	233	1,510

Net change in net interest income	$847	$2,018	$546	$3,411

Non-Interest Expense

Non-interest expense for the year ended December 31, 2006, amounted to $4.3 million. As a percent of total average assets, non-interest expense amounted to 2.6%.

The components of non-interest expense for the periods indicated are set forth below (in thousands):

	2006	2005	2004
Salaries and benefits	$2,472	$1,926	$916
Occupancy and equipment	530	442	222
Data processing	214	172	134
Advertising	164	140	75
Professional fees	253	233	124
Director Fees	77	156	—
General operating expenses	554	504	333

Total non-interest expense	$4,264	$3,573	$1,804

Comparison of the Years Ended December 31, 2006 and 2005

General. Net earnings for the year ended December 31, 2006 were $1.9 million or $0.62 per basic share and $0.58 per diluted share compared net earnings of $1.6 million or $0.62 per basic and $0.59 per diluted share for 2005. The improved results were primarily due to an increase in net interest income resulting from growth in our interest-earning assets combined with increases in interest rates, partially offset by a decrease in non-interest income and an increase in non-interest expenses and the provision for income taxes.

Interest Income. Interest income increased to $12.2 million for the year ended December 31, 2006 from $8.4 million for the year ended December 31, 2005. Interest on loans increased to $10.9 million due to an increase in the average loan portfolio balance in 2006 and an increase in the weighted-average yield earned in 2006. Interest on other interest-earning assets increased from $563,000 for the year ended December 31, 2005 to $1.2 million for the year ended December 31, 2006 due to an increase in the weighted-average yield earned in 2006 combined with an increase in the average balance.

Interest Expense. Interest expense on deposits increased to $5.0 million, for the year ended December 31, 2006 from $2.7 million in 2005. The increase is primarily due to an increase in the average deposits in 2006 combined with an increase in the weighted average cost of deposits.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending we conduct, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. The provision for loan losses was $348,000 for the year ended December 31, 2006 compared to $620,000 for 2005. The decrease resulted from a decrease in our loan portfolio. The allowance for loan losses is $2.0 million at December 31, 2006. While management believes its allowance for loan losses is adequate as of December 31, 2006, future adjustments to our allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the determination.

Non-interest Income. Non-interest income decreased from $974,000 for the year ended December 31, 2005 to $453,000 for the year ended December 31, 2006. The decrease was mainly due to a decrease in loan brokerage fees from CLCC.

Non-interest Expense. Total non-interest expense increased to $4.3 million for the year ended December 31, 2006 from $3.6 million for 2005. The increase was primarily due to an increase in salaries and employee benefits, occupancy and other expenses due to the opening of the Lee County Loan Production Office in Fort Myers and the overall growth of the Bank.

Income Taxes. Income taxes for the year-end December 31, 2006 were $1.2 million (an effective rate of 39.7%) compared to $961,000 for the year ended December 31, 2005 (an effective rate of 37.7%).

Comparison of the Years Ended December 31, 2005 and 2004

General. Net earnings for the year ended December 31, 2005 were $1.6 million or $0.62 per basic share and $0.59 per diluted share compared to net losses of $98,000 or $0.05 per basic and $0.05 per diluted share for 2004. The improved results were primarily due to an increase in net interest income resulting from growth in our interest-earning assets combined with increases in interest rates and an increase in non-interest income, partially offset by an increase in non-interest expenses and the provision for income taxes.

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

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending we conduct, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. The provision for loan losses was $620,000 for the year ended December 31, 2005 compared to $845,000 for 2004. The increase resulted from growth in our loan portfolio. The allowance for loan losses was $1.7 million at December 31, 2005.

Non-interest Income. Non-interest income increased to $974,000 for the year ended December 31, 2005 from $82,000 for the period ended December 31, 2004. The increase was due to the addition of $679,000 in fees from CLCC as well as an increase in service charges and fees in 2005 due to the growth of the Bank.

Non-interest Expense. Total non-interest expense increased to $3.6 million for the year ended December 31, 2005 from $1.8 million for 2004. The increase was primarily due to an increase in salaries and employee benefits, occupancy and other expenses due to the opening of MCBCL and the overall growth of the Bank.

Income Taxes. Income taxes for the year-end December 31, 2005 were $961,000 (an effective rate of 37.7%) compared to a tax benefit of $59,000 in 2004 (an effective rate of 37.6%).

Selected Quarterly Financial Data

Selected quarterly results of operations for the four quarters ended December 31 are as follows (in thousands, except per share amounts):

	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$3,132	$3,043	$3,109	$2,916	$2,450	$2,275	$1,982	$1,723
Interest expense	1,387	1,273	1,250	1,057	779	725	599	558

Net interest income	1,745	1,770	1,859	1,859	1,671	1,550	1,383	1,165
Provision for loan losses	—	—	68	280	319	77	98	126
Earnings before income taxes	834	684	892	664	576	754	814	406
Net earnings	493	402	556	403	358	470	508	253
Basic earnings per common share	0.16	0.13	0.19	0.14	0.13	0.18	0.21	0.11
Diluted earnings per common share	0.14	0.13	0.17	0.14	0.12	0.17	0.20	0.10
Cash dividends declared per common share	—	—	0.10	—	—	—	—	—

Selected quarterly results of operations for the four quarters ended December 31 are as follows (in thousands, except share amounts):

	2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$1,450	$1,034	$673	$352
Interest expense	476	361	181	81

Net interest income	974	673	492	271
Provision for loan losses	149	220	298	178
Earnings (loss) before income taxes	275	40	(209)	(263)
Net earnings (loss)	171	25	(130)	(164)
Basic earnings (loss) per common share	0.08	0.01	(0.06)	(0.08)
Diluted earnings (loss) per common share	0.08	0.01	(0.06)	(0.08)
Cash dividends declared per common share	—	—	—	—

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss due to adverse changes in market prices and rates. The Company’s market risk arises primarily from interest-rate risk inherent in its lending and deposit gathering activities. The measure of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified.

The Company does not engage in trading or hedging activities and has not invested in interest-rate derivatives or entered into interest rate swaps. Marco Community Bancorp, Inc.’s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Company’s net interest income and capital, while adjusting its asset-liability structure to obtain the maximum yield-cost spread on that structure. Disclosures about the fair value of financial instruments, which reflects changes in market prices and rates, can be found in “Note 6 – Financial Instruments” in the “Notes to Consolidated Financial Statements”.

Asset/Liability Management

It is the objective of the Company to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Banks are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Company seeks to invest the largest portion of its assets in commercial, consumer and real estate loans.

The asset/liability mix is monitored on a monthly basis and a monthly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Bank’s Board of Directors. The objective of this policy is to control interest-sensitive assets and liabilities to minimize the impact of substantial movements in interest rates on the Bank’s earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information required by this item is included in Item 6 of Part II of this report under the heading “Selected Quarterly Financial Data” and is incorporated by reference. All other information required by this item is included in Item 15 of Part IV of this report and is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Marco Community Bancorp, Inc. did not have any disagreements with accountants on accounting and financial disclosures during 2006, 2005 or 2004.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls.

We made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officer.

ITEM 9B.	OTHER INFORMATION

The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2006.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the sections entitled “General Information,” “Election of Directors” and “Board of Directors” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2007.

As of December 31, 2006, MCBI’s Board was still considering whether to adopt a specific code of ethics that applies to its principal executive officer and principal financial officer.

ITEM 11.	EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the section entitled “Executive and Board Compensation” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The Company hereby incorporates by reference the section entitled “Beneficial Stock Ownership of Directors and Executive Officers” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2007.

Changes in Control

At December 31, 2006, the Company was not aware of any arrangements that may result in a change in control of it.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company hereby incorporates by reference Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item appears in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption, “Certain Transactions”, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company hereby incorporates by reference the section entitled “Ratification of the Appointment of the Independent Auditors for the Fiscal Year Ending December 31, 2007” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2007.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report at pages 37 through 64.

•	Consolidated Financial Statements of Marco Community Bancorp, Inc. (including all required schedules):

1.	Independent Auditor’s Report;

2.	Consolidated Balance Sheets at December 31, 2006 and 2005;

3.	Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income (Loss), and Statements of Cash Flows for years ended December 31, 2006, 2005 and 2004.

4.	Notes to Consolidated Financial Statements

•	Exhibits

The exhibits denominated with (a) were filed with the Company’s Form SB-2, which was filed with the Securities and Exchange Commission on March 7, 2003; those denominated with (b) were filed with the Company’s Form 8-K, which was filed with the Securities and Exchange Commission on July 27, 2006; those denominated with (c) were filed with the Company’s Form SB-2 SEC No. 333-117877, which was filed with the Securities and Exchange Commission on August 2, 2004; those denominated with (d) were field with the Company’s Form 10-QSB, which was filed with the Securities and Exchange Commission on November 15, 2004; and those denominated with an (e) were filed with a Form 8-K filed with the Securities and Exchange Commission on March 6, 2006.

Exhibit No.	Description of Exhibit
(a)3.1	Articles of Incorporation of Marco Community Bancorp, Inc

(a)3.2	Bylaws of Marco Community Bancorp, Inc.

(a)4.1	Specimen Common Stock Certificate

(e)10.1	Employment Agreement with Howard B. Montgomery

(c)10.2	Letter Agreement with Thomas M. Whelan

(d)10.3	Employee’s Stock Option Plan

(d)10.4	Directors’ Stock Option Plan

(d)10.5	Advisory Directors’ Stock Option Plan

(b)10.6	2006 Stock Repurchase Plan

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Marco Island, Florida

Audited Consolidated Financial Statements

At December 31, 2006 and 2005 and for Each of the Three Years

in the Period Ended December 31, 2006

(Together with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have audited the accompanying consolidated balance sheets of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share Based Payment.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 19, 2007

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At December 31,
	2006	2005
Assets
Cash and due from banks	$2,437	2,140
Federal funds sold	22,327	15,151
Interest-bearing deposits	2,141	2,050

Total cash and cash equivalents	26,905	19,341
Security held to maturity (fair value of $2,323)	2,330	—
Loans, net of allowance for loan losses of $2,047 in 2006 and $1,699 in 2005	130,988	132,773
Premises and equipment, net	3,590	3,736
Federal Reserve Bank stock, at cost	424	372
Federal Home Loan Bank stock, at cost	345	—
Accrued interest receivable	887	710
Deferred income taxes	228	297
Other assets	303	199

Total assets	$166,000	157,428

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	4,002	5,750
Savings, NOW and money-market deposits	48,594	65,072
Time deposits	89,697	66,563

Total deposits	142,293	137,385
Official checks	389	559
Accrued interest payable and other liabilities	640	1,112

Total liabilities	143,322	139,056

Commitments (Notes 4 and 6)
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 3,156,009 and 2,842,949 shares issued and outstanding in 2006 and 2005	32	28
Additional paid-in capital	20,165	17,420
Retained earnings	2,481	924

Total stockholders’ equity	22,678	18,372

Total liabilities and stockholders’ equity	$166,000	157,428

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

($ in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Interest income:
Loans	$10,937	7,867	3,299
Securities	43	—	—
Other interest-earning assets	1,220	563	210

Total interest income	12,200	8,430	3,509
Interest expense-Deposits	4,967	2,661	1,099

Net interest income	7,233	5,769	2,410
Provision for loan losses	348	620	845

Net interest income after provision for loan losses	6,885	5,149	1,565

Noninterest income:
Service charges on deposit accounts	29	16	11
CLCC loan brokerage fees	221	679	—
Other service charges and fees	203	279	71

Total noninterest income	453	974	82

Noninterest expenses:
Salaries and employee benefits	2,472	1,926	916
Occupancy and equipment	530	442	222
Data processing	214	172	134
Advertising	164	140	75
Professional fees	253	233	124
Telephone	54	37	21
Insurance	38	28	17
Director fees	77	156	—
Stationary and supplies	47	67	48
Other	415	372	247

Total noninterest expenses	4,264	3,573	1,804

Earnings (loss) before income taxes	3,074	2,550	(157)
Income taxes (benefit)	1,220	961	(59)

Net earnings (loss)	$1,854	1,589	(98)

Earnings (loss) per share, basic	$0.62	0.62	(0.05)

Weighted-average number of shares outstanding, basic	3,014	2,555	1,996

Earnings (loss) per share, diluted	$0.58	0.59	(0.05)

Weighted-average number of shares outstanding, diluted	3,211	2,688	1,996

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2006, 2005 and 2004

($ in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balance at December 31, 2003	$13	11,646	(567)	11,092
Net loss	—	—	(98)	(98)
Sale of common stock (265,000 shares), net of issuance costs of $44	3	2,603	—	2,606
Exercise of stock warrants (6,791 shares)	—	61	—	61
Exercise of stock options (1,300 shares)	—	12	—	12

Balance at December 31, 2004	16	14,322	(665)	13,673
Net earnings	—	—	1,589	1,589
Exercise of stock warrants (338,256 shares)	3	3,003	—	3,006
Exercise of stock options (11,500 shares)	—	104	—	104
Three-for-two stock split (920,102 shares)	9	(9)	—	—

Balance at December 31, 2005	28	17,420	924	18,372
Net earnings	—	—	1,854	1,854
Exercise of stock warrants (260,587 shares)	3	2,082	—	2,085
Exercise of stock options (52,473 shares) including tax benefit of $190	1	507	—	508
Share-based compensation	—	156	—	156
Cash dividends paid	—	—	(297)	(297)

Balance at December 31, 2006	$32	20,165	2,481	22,678

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$1,854	1,589	(98)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	285	243	107
Share-based compensation	156	—	—
Provision for loan losses	348	620	845
Deferred income taxes (benefit)	69	104	(59)
Amortization of loan fees and costs, net	(10)	(54)	(76)
Increase in accrued interest receivable	(177)	(347)	(315)
(Increase) decrease in other assets	(104)	(109)	86
(Decrease) increase in official checks, accrued interest payable and other liabilities	(642)	280	728

Net cash provided by operating activities	1,779	2,326	1,218

Cash flows from investing activities:
Purchase of Federal Reserve Bank stock	(52)	(144)	(47)
Purchase of Federal Home Loan Bank stock	(345)	—	—
Purchase of security held to maturity	(2,330)	—	—
Net decrease (increase) in loans	1,447	(37,468)	(78,015)
Purchase of premises and equipment	(139)	(402)	(1,970)
Proceeds from sale of premises	—	—	350

Net cash used in investing activities	(1,419)	(38,014)	(79,682)

Cash flows from financing activities:
Net increase in deposits	4,908	33,876	83,980
Proceeds from exercise of common stock warrants and options	2,403	3,110	73
Net proceeds from sale of common stock	—	—	2,606
Tax benefit from exercise of stock options	190	—	—
Cash dividends paid	(297)	—	—

Net cash provided by financing activities	7,204	36,986	86,659

Net increase in cash and cash equivalents	7,564	1,298	8,195
Cash and cash equivalents at beginning of year	19,341	18,043	9,848

Cash and cash equivalents at end of year	$26,905	19,341	18,043

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of interest capitalized of $52 in 2004	$4,845	2,556	996

Income taxes	$1,374	515	—

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2006 and 2005 and for Each of the Three Years

in the Period Ended December 31, 2006

(1)	Summary of Significant Accounting Policies

Organization. Marco Community Bancorp, Inc. (the “Holding Company”) which was incorporated on January 28, 2003 owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) and Commercial Lending Capital Corp. (“CLCC”) (formerly MCB Commercial Lending Corp.) (collectively the “Company”). The Holding Company’s only business activity is the operation of the Bank and CLCC. The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida. Also in 2006, the Bank opened a loan production office in Fort Myers, Florida. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation. CLCC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company, the Bank and CLCC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Bank is required by law or regulation to maintain cash reserves, in accounts with other banks or in the vault. At December 31, 2006 and 2005, the Bank was required to maintain cash reserves in the amount of $359,000 and $532,000, respectively, with the Federal Reserve.

43	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Securities. Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from operations and reported in comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in operations as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Company did not hold any securities during 2005 or 2004.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs.

Loan origination fees are deferred and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

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

44	(continued)

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate and investor real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, residential, home equity loans, and lines of credit for impairment disclosures.

Premises and Equipment. Land is stated at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of each type of asset.

45	(continued)

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

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximates their fair value.

Security Held to Maturity. Fair value for the security held to maturity is based on a quoted market price.

46	(continued)

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

Federal Reserve Bank Stock and Federal Home Loan Bank Stock. The carrying amounts approximates fair value.

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

Earnings (Loss) Per Share (“EPS”). Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and warrants are considered dilutive securities in 2006 and 2005 for purposes of calculating diluted EPS which is computed using the treasury stock method. All per share amounts reflect the three-for-two stock split paid on December 15, 2005. Outstanding stock options and warrants are not considered dilutive in 2004 due to the net loss incurred by the Company. The following table presents the calculations of EPS (in thousands, except per share amounts).

	2006			2005
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount

Basic EPS-
Net earnings available to common stockholders	$1,854	3,014	$0.62	$1,589	2,555	$0.62

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		197			133

Diluted EPS-
Net earnings available to common stockholders and assumed conversions	$1,854	3,211	$0.58	$1,589	2,688	$0.59

47	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Share-Based Compensation. Prior to January 1, 2006, the Company’s employees and directors stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The directors advisory stock option plan is being expensed over the vesting period based on the fair value of the option on the date the options become fully vested. The Company recognizes stock-based compensation expense in salaries and employee benefits in the accompanying consolidated statements of operations on an accelerated basis over the vesting period.

In addition, prior to the adoption of SFAS 123(R), the tax benefits of stock options exercised were classified as operating cash flows. Since the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. The Company did not recognize any tax benefit for stock options exercised in 2005 or 2004.

The adoption of SFAS No. 123(R) during 2006 had the following effects on the financial statements for the year ended December 31, 2006 ($ in thousands, except per share amounts):

Increase (Decrease)

Net earnings	$(156)
Cash flows from operating activities	(34)
Cash flows from financing activities	190
Earnings per share, basic	(0.05)
Earnings per share, diluted	(0.05)

48	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS 158) which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (Loss). This statement was effective as of December 31, 2006. The adoption of SFAS 158 had no effect on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of SFAS 157 is not expected to have a material impact on the Company.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements a corporation must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 was effective for the fiscal years ended after November 15, 2006. The adoption of SAB 108 had no effect on the Company’s results of operations or financial condition.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company.

49	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Recent Accounting Pronouncements, Continued. In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 133 and 140 (SFAS 156), which permits, but does not require, an entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the consolidated statement of earnings. This Statement is effective as of January 1, 2007 with earlier adoption permitted. The adoption of SFAS 156 had no effect on the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, with earlier adoption permitted. The adoption of SFAS 155 had no effect on the Company.

(2)	Security Held to Maturity

The security has been classified according to management’s intent. The following is a summary of the security (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2006-
U.S. Government and Federal Agencies	$2,330	—	7	2,323

The security matures in 2011. No securities were sold during the year ended December 31, 2006.

Securities with gross unrealized losses at December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months
	Gross Unrealized Losses	Fair Value

Securities Held to Maturity-
U.S. Government and Federal Agencies	$7	2,323

50	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Security Held to Maturity, Continued

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized loss on the security held to maturity was caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(3)	Loans

The components of loans are as follows (in thousands):

	At December 31,
	2006	2005
Commercial real estate	$24,311	17,199
Commercial	43,152	16,797
Residential real estate	32,772	51,332
Consumer	2,038	8,288
Home equity loans and lines of credit	30,687	40,821

	132,960	134,437
Add (subtract):
Deferred loan costs, net	75	35
Allowance for loan losses	(2,047)	(1,699)

Loans, net	$130,988	132,773

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Beginning balance	$1,699	1,081	236
Charge-offs	—	(2)	—
Provision for loan losses	348	620	845

Ending balance	$2,047	1,699	1,081

51	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

The Company had no impaired loans in 2005 or 2004. Impaired collateral dependent loans in 2006 were as follows (in thousands):

Balance at end of year	$2,093

Total related allowance for losses	$91

Average investment in impaired loans	$587

Interest income recognized on impaired loans	$—

Interest income received on impaired loans	$—

At December 31, 2006, the Company had $1.3 million in nonaccrual loans and no loans which were over 90 days past due and still accruing interest. At December 31, 2005 and 2004, the Company had no nonaccrual loans or loans which were over ninety days past due but still accruing interest. During January and February 2007, additional loans totaling $2.1 million became nonaccrual.

(4)	Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2006	2005
Land	$1,256	1,256
Building and improvements	1,811	1,798
Furniture, fixtures and equipment	1,181	1,055

Total, at cost	4,248	4,109
Less accumulated depreciation	(658)	(373)

Premises and equipment, net	$3,590	3,736

The Company has one lease for its loan production office located in Fort Myers which was opened in 2006. Rental expense was $36,000 for 2006. The Company leased a temporary banking facility until June 2004. Rent expense for 2004 was approximately $15,000. A summary of future minimum lease payments for years following December 31, 2006 follows (in thousands):

Year Ending December 31,	Amount

2007	$84
2008	84
2009	42

$210

52	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $30.0 million and $23.5 million at December 31, 2006 and 2005, respectively.

A schedule of maturities of time deposit at December 31, 2006 follows (in thousands):

Year Ending December 31,	Amount
2007	$67,266
2008	16,702
2009	3,344
2010	1,641
2011	744

$89,697

(6)	Financial Instruments

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

53	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Financial Instruments, Continued

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2006		At December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$26,905	26,905	19,341	19,341

Security held to maturity	$2,330	2,323	—	—

Loans, net	$130,988	130,757	132,773	132,510

Accrued interest receivable	$887	887	710	710

Federal Reserve Bank stock	$424	424	372	372

Federal Home Loan Bank Stock	$345	345	—	—

Financial liabilities-Deposits	$142,293	142,264	137,385	137,403

Off-balance sheet financial Instruments	$—	—	—	—

Unused lines of credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company’s financial instruments with off balance sheet risk at December 31, 2006 follows (in thousands):

Contract Amount

Unused lines of credit	$28,951

(7)	Credit Risk

The Company grants the majority of its loans to borrowers throughout the Collier and Lee County, Florida area. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy in the Collier and Lee County, Florida area.

54	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Income Taxes

Income taxes (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$983	738	—
State	168	119	—

Total current	1,151	857	—

Deferred:
Federal	59	83	(50)
State	10	21	(9)

Total deferred	69	104	(59)

Income taxes	$1,220	961	(59)

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Year Ended December 31,
	2006		2005		2004
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Loss

Income taxes (benefit) at statutory rate	$1,045	34.0%	$867	34.0%	$(53)	(34.0)%
Increase resulting from:
State taxes, net of federal tax benefit	117	3.8	93	3.6	(6)	(3.6)
Other	58	1.9	1.1		—	—

Income taxes (benefit)	$1,220	39.7%	$961	37.7%	$(59)	(37.6)%

55	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	At December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$498	367
Organizational and preopening costs	47	77
Accrual to cash conversion	—	31
Other	6	—

Deferred tax assets	551	475

Deferred tax liabilities:
Depreciation	(159)	(145)
Deferred loan costs	(40)	(33)
Accrual to cash conversion	(124)	—

Deferred tax liabilities	(323)	(178)

Net deferred tax asset	$228	297

(9)	Stockholders’ Equity

During the initial common stock offering period in 2003, 1,000,000 shares were included in units with a unit consisting of one share of common stock and one purchase warrant. The price per unit was $9. A total of 1,000,000 units were sold during this initial offering period. Each warrant entitled the holder thereof to purchase one-quarter of one share of additional common stock for $9 per share during the 24 month period following the commencement of banking operations. In 2005 and 2004, 963,364 and 27,164, warrants, respectively were exercised. All outstanding warrants issued pursuant to the offering expired August 18, 2005.

In 2004, the Company sold an additional 265,000 units to existing shareholders. Each unit consisted of one share of common stock and one purchase warrant. The price per unit was $10. Each warrant entitles the holder to purchase one share of additional common stock for $12 per share during the two-year period ending October 8, 2006. In 2006 and 2005, 260,587 (adjusted for stock split) and 97,415 warrants, respectively were exercised. All outstanding warrants issued pursuant to the offering expired October 8, 2006.

On October 18, 2005, the board of directors declared a three-for-two stock split on all outstanding common shares for stockholders of record on November 15, 2005, which was distributed on December 15, 2005.

56	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)	Stockholders’ Equity, Continued

On February 21, 2006, the Board of Directors declared a $0.10 cash dividend on all outstanding common shares for stockholders of record on March 31, 2006 which was distributed on April 15, 2006.

(10)	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percents (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2006, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percents as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and percents are also presented in the table ($ in thousands):

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$18,824	13.18%	$11,430	8.00%	$14,287	10.00%
Tier I Capital (to Risk-Weighted Assets)	17,292	12.10	5,715	4.00	8,572	6.00
Tier I Capital (to Average Assets)	17,292	10.73	6,446	4.00	8,057	5.00

57	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Regulatory Matters, Continued

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$15,276	12.94%	$9,446	8.00%	$11,807	10.00%
Tier I Capital (to Risk-Weighted Assets)	13,890	11.76	4,723	4.00	7,084	6.00
Tier I Capital (to Average Assets)	13,890	9.83	5,651	4.00	7,063	5.00

(11)	Share-Based Compensation Plans

In 2004, the Company adopted three stock option plans. The Employees’ Stock Option Plan is for the benefit of officers and other key employees of the Holding Company, the Bank and CLCC. A total of 181,100 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. At December 31, 2006, 1,700 options (adjusted) remain available for grant.

The Directors’ Stock Option Plan is for the benefit of directors of the Holding Company, the Bank and CLCC. A total of 142,500 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and have various vesting schedules. At December 31, 2006, 3,750 options (adjusted) remain available for grant.

The Advisory Directors’ Stock Option Plan is for the benefit of advisory directors of the Company. A total of 37,500 shares (adjusted) have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have six year terms and begin vesting one year after the date of grant at 25% a year over a four year period. At December 31, 2006, 18,564 options (adjusted) remain available for grant.

58	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Share-Based Compensation Plans, Continued

A summary of the plans is as follows. All options and exercise price information has been adjusted to reflect the three-for-two stock split paid in December 2005 (in thousands, except for share and per share information):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

The Employees’ Plan:
Options outstanding at December 31, 2003	—	$—
Options granted	135,000	6.09
Options exercised	(1,950)	6.00
Options forfeited	(7,800)	6.00

Options outstanding at December 31, 2004	125,250	6.09
Options granted	56,500	7.63
Options exercised	(17,250)	6.01
Options forfeited	(40,200)	6.07

Options outstanding at December 31, 2005	124,300	6.82
Options granted	47,000	16.00
Options exercised	(12,350)	6.15
Options forfeited	(11,100)	6.35

Options outstanding at December 31, 2006	147,850	$9.83	8.44 years	$696

Options exercisable at December 31, 2006	30,000	$6.67	7.80 years	$215

The Directors’ Plan:
Options outstanding at December 31, 2003	—	—
Options granted	127,500	6.14

Options outstanding at December 31, 2004	127,500	6.14
Options granted	11,250	6.67

Options outstanding at December 31, 2005	138,750	6.18
Options exercised	(37,500)	6.00

Options outstanding at December 31, 2006	101,250	$6.25	7.21 years	$770

Options exercisable at December 31, 2006	101,250	$6.25	7.21 years	$770

59	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Share-Based Compensation Plans, Continued

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

The Advisory Directors’ Plan:
Options outstanding at December 31, 2003	—	$—
Options granted	26,250	6.00

Options outstanding at December 31, 2004	26,250	6.00
Options forfeited	(2,250)	6.00

Options outstanding at December 31, 2005	24,000	6.00
Options exercised	(2,623)	6.00
Options forfeited	(5,064)	6.00

Options outstanding at December 31, 2006	16,313	$6.00	1.75 years	$128

Options exercisable at December 31, 2006	7,667	$6.00	1.75 years	$60

The Company accelerated the vesting of all unvested options in the Directors’ Plan in 2005, primarily to reduce noncash compensation expense that would have been recorded in its consolidated statements of operations in future years due to the adoption of SFAS No. 123(R) in January 2006. In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized compensation cost associated with these options in the proforma disclosure. At December 31, 2005, all options in the Directors’ Plan were exercisable. In March 2006, one director resigned and exercised 7,500 stock options. This resulted in a net expense of $7,500 in 2006 for the stock options that would not have been fully vested under the original vesting schedule.

60	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Share-Based Compensation Plans, Continued

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the year ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is being amortized to expense over the options’ vesting periods. All per share amounts reflect the three-for-two stock split paid on December 15, 2005 (in thousands, except per share data).

	Year Ended December 31,
	2005	2004
Net earnings (loss), as reported	$1,589	(98)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(152)	(225)

Proforma net earnings (loss)	$1,437	(323)

Basic earnings (loss) per share:
As reported	$.62	(.05)

Proforma	$.56	(.16)

Diluted earnings (loss) per share:
As reported	$.59	(.05)

Proforma	$.54	(.16)

The total intrinsic value of options exercised during the year ended December 31, 2006 was $584,000 and the tax benefit relating to the stock options exercised was $190,000. At December 31, 2006, there was $266,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested and recognized as compensation expense was $156,000 for the year ended December 31, 2006, and no income tax benefit was recognized.

61	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Share-Based Compensation Plans, Continued

The fair value of each option granted for the years ended December 31, 2006, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Weighted-average risk-free interest rate	4.79%	4.28%	4.70%
Weighted-average dividend yield	0.94%	—%	—%
Weighted-average expected stock volatility	23.98%	10.83%	10.97%
Expected life in years	6.5 years	7.0 years	10 years

Per share weighted-average grant-date fair value of options issued during the period	$6.26	2.96	2.30

As part of its adoption on January 1, 2006 of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 issued by the Securities and Exchange Commission to determine the estimated life of options issued subsequent to the adoption of SFAS 123(R). Expected volatility is based on historical volatility of the Company’s common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of the grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

(12)	Stock Appreciation Rights (“SARS”)

In January 2005, the Company initiated a program granting SARS to certain officers. The rights allow the participants to receive a cash payment equal to the appreciation of the fair market value of the Company’s common stock. The term of the stock appreciation rights is ten years. At December 31, 2006 and 2005, 15,750 rights and 3,750 rights, respectively were outstanding. In 2006 and 2005, $12,000 and $23,500, respectively was expensed for the SARS program.

(13)	Stock Repurchase Program

In July 2006, the Company’s Board of Directors approved a stock repurchase program which allows the Company to acquire up to $200,000 worth of shares of the Company’s common stock in the open market.

62	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Employee Benefit Plan

The Company offers a 401(k) plan to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the plan for the years ended December 31, 2006, 2005 and 2004 were $19,536, $19,844 and $0.

(15)	Holding Company Financial Information

The Holding Company’s financial information as of December 31, 2006 and 2005 and the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2006	2005
Assets
Cash	$1,467	3,437
Loans	2,569	—
Premises and equipment, net	632	647
Investment in subsidiaries	17,615	14,233
Other assets	443	186

Total assets	$22,726	18,503

Liabilities and Stockholders’ Equity

Other liabilities	48	131
Stockholders’ equity	22,678	18,372

Total liabilities and stockholders’ equity	$22,726	18,503

Condensed Statements of Operations

	Year Ended December 31,
	2006	2005	2004
Revenues	$124	—	—
Expenses	(402)	(225)	(74)
Earnings (loss) of subsidiaries	2,132	1,814	(24)

Net earnings (loss)	$1,854	1,589	(98)

63	(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$1,854	1,589	(98)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	15	17	3
Credit for loan losses	—	—	(6)
Share-based compensation	156	—	—
(Increase) decrease in other assets	(257)	(132)	93
Increase (decrease) in other liabilities	(83)	106	(73)
Equity in undistributed (earnings) loss of subsidiaries	(2,132)	(1,814)	24

Net cash used in operating activities	(447)	(234)	(57)

Cash flows from investing activities:
Net (increase) decrease in loans	(2,569)	—	500
Purchase of premises and equipment	—	—	(2,007)
Proceeds from sale of premises	—	518	2,605
Investment in subsidiaries	(1,060)	(1,500)	(5,100)

Net cash used in investing activities	(3,629)	(982)	(4,002)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,403	3,110	2,679
Cash dividends paid	(297)	—	—

Net cash provided by financing activities	2,106	3,110	2,679

Net (decrease) increase in cash	(1,970)	1,894	(1,380)
Cash at beginning of the year	3,437	1,543	2,923

Cash at end of year	$1,467	3,437	1,543

Noncash transaction-Tax effect from exercise of common stock options	$190	—	—

64

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marco Community Bancorp, Inc.

Dated: March 19, 2007	By:	/s/ Stephen A. McLaughlin
Stephen A. McLaughlin Chief Executive Officer

Dated: March 20, 2007	By:	/s/ Thomas M. Whelan
Thomas M. Whelan Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signatures	Dates

/s/ John V. Cofer	March 19, 2007
John V. Cofer, Director	Date

/s/ Joel M. Cox, Sr.	March 19, 2007
Joel M. Cox, Sr., Director	Date

March , 2007
Bruce G. Fedor, Director	Date

/s/ Jamie B. Greusel	March 20, 2007
Jamie B. Greusel, Director	Date

March , 2007
Melanie J. Hanson, Director	Date

/s/ Robert A. Marks	March 20, 2007
Robert A. Marks, Director	Date

/s/ Stephen A. McLaughlin	March 19, 2007
Stephen A. McLaughlin, Director & CEO	Date

/s/ E. Terry Skone	March 19, 2007
E. Terry Skone, Director	Date

/s/ Richard Storm, Jr.	March 20, 2007
Richard Storm, Jr. Chairman	Date

/s/ Thomas M. Whelan	March 20, 2007
Thomas M. Whelan, Chief Financial Officer	Date