Form 10-Q
period 2007-03-31
MARCO COMMUNITY BANCORP INC
filed 2007-05-14
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 333-103651

MARCO COMMUNITY BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	84-1620092
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1770 San Marco Road

Marco Island, Florida 34145

(Address of Principal Executive Offices)

(239) 389-5200

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). check one:

Large Accelerated File  ☐    Accelerated Filer  ☐    Non-Accelerated Filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	3,156,384 shares
(class)	Outstanding at April 30, 2007

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$2,061	2,437
Federal funds sold	18,445	22,327
Interest-bearing deposits	2,165	2,141

Total cash and cash equivalents	22,671	26,905

Securities held to maturity (fair value of $6,252 and $2,323 in 2007 and 2006)	6,246	2,330
Loans, net of allowance for loan losses of $2,047 in 2007 and 2006	135,275	130,988
Premises and equipment, net	3,560	3,590
Federal Reserve Bank stock, at cost	424	424
Federal Home Loan Bank stock, at cost	293	345
Accrued interest receivable	804	887
Deferred income taxes	228	228
Other assets	287	303

Total assets	$169,788	166,000

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	4,987	4,002
Savings, NOW and money-market deposits	44,479	48,594
Time deposits	95,114	89,697

Total deposits	144,580	142,293

Official checks	718	389
Dividends payable	379	—
Accrued interest payable and other liabilities	1,180	640

Total liabilities	146,857	143,322

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 3,156,384 and 3,156,009 shares issued and outstanding in 2007 and 2006	32	32
Additional paid-in capital	20,209	20,165
Retained earnings	2,690	2,481

Total stockholders’ equity	22,931	22,678

Total liabilities and stockholders’ equity	$169,788	166,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Interest income:
Loans	$2,676	2,659
Securities	54	—
Other interest-earning assets	379	257

Total interest income	3,109	2,916
Interest expense- Deposits	1,475	1,057

Net interest income	1,634	1,859
Provision for loan losses	—	280

Net interest income after provision for loan losses	1,634	1,579

Noninterest income:
Service charges on deposit accounts	7	6
CLCC loan brokerage fees	580	69
Other service charges and fees	49	51

Total noninterest income	636	126

Noninterest expenses:
Salaries and employee benefits	799	576
Occupancy and equipment	162	137
Advertising	56	44
Insurance	15	8
Data processing	67	47
Telephone	22	11
Professional fees	34	51
Stationary and supplies	12	13
Director fees	17	28
Other	118	126

Total noninterest expenses	1,302	1,041

Earnings before income taxes	968	664
Income taxes	380	261

Net earnings	$588	403

Net earnings per share, basic	$0.19	0.14

Weighted-average number of shares outstanding, basic	3,156	2,893

Net earnings per share, diluted	$0.18	0.13

Weighted-average number of shares outstanding, diluted	3,240	3,036

Dividends per share	$0.12	0.10

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2007 and 2006

($ in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2005	$28	17,420	924	18,372
Exercise of stock warrants (105,703 shares) (unaudited)	1	844	—	845
Exercise of stock options (19,537 shares), including tax benefit of $87 (unaudited)	1	205	—	206
Share-based compensation (unaudited)	—	42	—	42
Dividends payable (unaudited)	—	—	(297)	(297)
Net earnings (unaudited)	—	—	403	403

Balance at March 31, 2006 (unaudited)	$30	18,511	1,030	19,571

Balance at December 31, 2006	$32	20,165	2,481	22,678
Exercise of stock options (375 shares) (unaudited)	—	2	—	2
Share-based compensation (unaudited)	—	42	—	42
Dividends payable (unaudited)	—	—	(379)	(379)
Net earnings (unaudited)	—	—	588	588

Balance at March 31, 2007 (unaudited)	$32	20,209	2,690	22,931

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$588	403
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	73	67
Share-based compensation	42	42
Provision for loan losses	—	280
Amortization of loan fees and costs, net	12	(9)
Decrease (increase) in accrued interest receivable	83	(23)
Decrease in other assets	16	21
Increase (decrease) in official checks, accrued interest payable and other liabilities	869	(211)

Net cash provided by operating activities	1,683	570

Cash flows from investing activities:
Purchase of security held to maturity	(3,924)	—
Principal payments security held to maturity	8	—
Redemption of Federal Home Loan Bank stock	52	—
Net increase in loans	(4,299)	(4,809)
Purchase of premises and equipment	(43)	(28)
Purchase of Federal Reserve Bank Stock	—	(15)

Net cash used in investing activities	(8,206)	(4,852)

Cash flows from financing activities:
Net increase in deposits	2,287	14,972
Net proceeds from exercise of common stock warrants and options	2	964

Net cash provided by financing activities	2,289	15,936

Net (decrease) increase in cash and cash equivalents	(4,234)	11,654
Cash and cash equivalents at beginning of period	26,905	19,341

Cash and cash equivalents at end of period	$22,671	30,995

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,215	774

Income taxes	$35	400

Noncash transaction - Dividends payable	$379	297

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

General. Marco Community Bancorp, Inc. (the “Holding Company”) which was incorporated on January 28, 2003 owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) and Commercial Lending Capital Corp. (“CLCC”) (collectively the “Company”). The Holding Company’s only business activity is the operation of the Bank and CLCC. The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida and its loan production office in Fort Myers, Florida. The deposits of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation. CLCC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints.

In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2007 and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006. The results of operations and other data for the three- month period ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

2. Loan Impairment and Loan Losses

Impaired collateral dependent loans were as follows (in thousands):

Three Months Ended March 31, 2007
Balance at end of period	$2,527

Total related allowance for losses	$233

Average investment in impaired loans	$2,382

Interest income recognized on impaired loans	$—

Interest income received on impaired loans	$—

The Company had no impaired loans during the three months ended March 31, 2006. At March 31, 2007, the Company had $3.8 million in nonaccrual loans and no loans which were over ninety days past due and still accruing interest. At March 31, 2006 the Company had no nonaccrual loans or loans which were ninety days past due but still accruing interest.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses, Continued

The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Beginning balance	$2,047	1,699
Provision for loan losses	—	280

Ending balance	$2,047	1,979

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

	Three Months Ended March 31,
	2007			2006
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Basic EPS-
Net earnings available to common stockholders	$588	3,156	$0.19	$403	2,893	$0.14

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		84			280

Diluted EPS-
Net earnings available to common stockholders and assumed conversions	$588	3,240	$0.18	$403	3,173	$0.13

4. Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2007 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	13.85%	10.00%
Tier I capital to risk-weighted assets	12.71%	6.00%
Tier I capital to total assets - leverage ratio	10.57%	5.00%

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share-Based Compensation

Prior to January 1, 2006, the Company’s employees and directors stock option plans were accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (as amended by Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The directors advisory stock option plan is being expensed over the vesting period based on the fair value of the option on the date the options become fully vested. The Company recognizes stock-based compensation expense in salaries and employee benefits in the accompanying consolidated statements of earnings on an accelerated basis over the vesting period.

In 2004, the Company adopted three stock option plans. The Employees’ Stock Option Plan is for the benefit of officers and other key employees of the Holding Company, the Bank and MCBCLC. A total of 181,100 shares have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period. At March 31, 2007, 20,700 options remain available for grant.

The Directors’ Stock Option Plan is for the benefit of directors of the Holding Company, the Bank and CLCC. A total of 142,500 shares have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and have various vesting schedules. At March 31, 2007, 3,750 options remain available for grant.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share-Based Compensation, Continued

The Advisory Directors’ Stock Option Plan is for the benefit of advisory directors of the Company. A total of 37,500 shares have been reserved for this plan. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have six year terms and begin vesting one year after the date of grant at 25% a year over a four year period. At March 31, 2007, 18,189 options remain available for grant. A summary of the plans is as follows (in thousands, except for share and per share information):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
The Employees’ Plan:
Options outstanding at December 31, 2006	147,850	$9.83
Options forfeited	(19,000)	11.58

Options outstanding at March 31, 2007	128,850	$9.57	8.10	$622

Options exercisable at March 31, 2007	46,500	$7.81	7.73	$290

The Directors’ Plan:
Options outstanding at December 31, 2006	101,250	6.25

Options outstanding at March 31, 2007	101,250	$6.25	6.96	$760

Options exercisable at March 31, 2007	101,250	$6.25	6.96	$760

The Advisory Directors’ Plan:
Options outstanding at December 31, 2006	16,313	6.00
Options granted	750	13.50
Options exercised	(375)	6.00
Options forfeited	(375)	6.00

Options outstanding at March 31, 2007	16,313	$6.34	1.61	$121

Options exercisable at March 31, 2007	7,293	$6.00	1.50	$57

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $3,000 and $238,000, respectively. There was no tax benefit relating to the stock options exercised during the three months ended March 31, 2007 and an $87,000 tax benefit for the three months ended March 31, 2006. At March 31, 2007, there was $177,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 3.7 years. The total fair value of shares vested and recognized as compensation expense was $42,000 for each of the three month periods ended March 31, 2007 and 2006, and no income tax benefit was recognized.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share-Based Compensation, Continued

The fair value of each option granted for the three months ended March 31, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted-average risk-free interest rate	4.55%	4.67%
Weighted-average dividend yield	1.48%	1.08%
Weighted-average expected stock volatility	17.22%	20.59%
Expected life in years	6.5 years	6.5 years
Per share weighted-average grant- date fair value of options issued during the period	$2.45	4.13

As part of its adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123(R). Expected volatility is based on historical volatility of the Company’s stock. The risk –free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

6. Cash Dividend

On February 20, 2007, the Board of Directors declared a $0.12 cash dividend on all outstanding common shares for stockholders of record on March 16, 2007 which will be distributed on April 16, 2007.

7. Stock Repurchase Program

In July 2006, the Company’s Board of Directors approved a stock repurchase program which allows the Company to acquire up to $200,000 worth of shares of the Company’s common stock in the open market.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of March 31, 2007 and the related interim condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

May 2, 2007

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of March 31, 2007 and December 31, 2006

General

Marco Community Bancorp, Inc. (the “Holding Company”), which was incorporated on January 28, 2003, owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) and Commercial Lending Capital Corp. (“CLCC”) (collectively the “Company”). The Holding Company’s only business is the ownership and operation of the Bank and CLCC. The Bank is a Florida state-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. CLCC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2007 was from net deposit inflows of $2.3 million and net cash provided by operating activities of $1.7 million. Cash was used primarily to originate loans, net of principal repayments totaling $4.3 million and purchase security for $3.9 million. At March 31, 2007, the Bank exceeded its regulatory liquidity requirements.

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

Off-Balance Sheet Arrangements, Continued

Unused lines of credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at March 31, 2007 follows (in thousands):

Contract Amount
Unused lines of credit	$29,984

Management believes that the Company has adequate resources to fund all of its commitments.

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Three Months Ended March 31, 2006
Average equity as a percentage of average assets	13.51%	12.65%	11.66%
Total equity to total assets at end of period	13.51%	13.66%	11.22%
Return on average assets (1)	1.39%	1.14%	1.00%
Return on average equity (1)	10.32%	8.98%	8.56%
Noninterest expense to average assets (1)	3.09%	2.61%	2.58%
Dividend payout ratio (1)	15.89%	16.02%	18.17%

(1)	Annualized for the three months ended March 31, 2007 and 2006.

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

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$131,948	2,676	8.22%	$134,367	2,659	8.03%
Investment securities	3,986	54	5.49	—	—	—
Other interest-earning assets (1)	28,646	379	5.37	23,729	257	4.39

Total interest-earning assets	164,580	3,109	7.66	158,096	2,916	7.48

Noninterest-earning assets	6,422			5,764

Total assets	$171,002			$163,860

Interest-bearing liabilities:
Savings	15,481	95	2.49	36,651	210	2.32
Money market and NOW deposits	35,265	242	2.78	25,611	69	1.09
Time deposits	91,226	1,138	5.06	73,399	778	4.30

Total interest-bearing liabilities	141,972	1,475	4.21	135,661	1,057	3.16

Noninterest-bearing liabilities	5,929			9,096
Stockholders’ equity	23,101			19,103

Total liabilities and stockholders’ equity	$171,002			$163,860

Net interest income		$1,634			$1,859

Interest-rate spread (2)			3.45%			4.32%

Net interest-earning assets, net margin (3)	$22,608		4.03%	$22,435		4.77%

Ratio of interest-earning assets to interest-bearing liabilities	1.16			1.17

(1)	Includes interest-earning deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006

General. Net earnings for the three months ended March 31, 2007 were $588,000 or $0.19 basic and $0.18 diluted earnings per share compared to net earnings of $403,000 or $0.14 basic and $0.13 diluted earnings per share for the three months ended March 31, 2006. The increase in the Company’s net earnings was primarily due to an increase in loan brokerage fees generated by the CLCC, partially offset by an increase in noninterest expenses and the decrease in the provision for loan losses.

Interest Income and Expense. Interest income increased to $3.1 million for the three months ended March 31, 2007 from $2.9 million for the three months ended March 31, 2006. The increase was due to the addition of investment securities income combined with an increase in the volume and weighted average yield in federal funds sold in 2007.

Interest expense on interest-bearing deposits increased to $1.5 million for the three months ended March 31, 2007 compared to $1.1 million, for the three months ended March 31, 2006. Interest expense on interest-bearing deposits increased due to an increase in the average balance in 2006 combined with an increase in the weighted interest rate paid on deposits.

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: 1) specific allocation loans and (2) all other passing grade loans. For specific allocation loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the loan officer, internal and external loan review, loan committee or by the examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 2%-3% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 8.5%-15%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the loss factors applied on substandard and doubtful loans, the loans are individually reviewed for any reserve that may be necessary. All other loans, graded pass are multiplied by an historical experience and peer group factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience and peer group factors, the Company also provides for losses due to economic factors, concentration of credit risk and portfolio composition changes.

The provision for loan losses was $0 for the three months ended March 31, 2007 compared to $280,000 for the three months ended March 31, 2006. The allowance for loan losses is $2.0 million at March 31, 2007. While management believes that its allowance for loan losses is adequate as of March 31, 2007, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006, Continued

Noninterest Income. Noninterest income increased to $636,000 during the three month period ended March 31, 2007 compared $126,000 for the same period in 2006. Fee income from The Commercial Lending Capital Corp. was $580,000 compared to $69,000 for the same period in 2006. The increase in brokerage fee income was a result of the booking of seven transactions totaling $62.6 million in loans for the three months ended March 31, 2007 compared to the booking of three transactions totaling $6.1 million in loans for the same period in 2006.

Noninterest Expenses. Noninterest expenses increased to $1.3 million during the three-month period ended March 31, 2007 compared to $1.0 million for the same period in 2006. Noninterest expense increased primarily due to increased personnel and occupancy costs related to the opening of the Fort Myers loan production office which commenced operations in September 2006.

Income Taxes. The Company recorded a provision for income taxes of $380,000 for the three-month period ended March 31, 2007 (an effective rate of 39.7%) compared to an income tax provision of $261,000 for the 2006 period (an effective rate of 39.3%).

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk from December 31, 2006. For information regarding the Company’s market risk, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls and Procedures

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

The exhibits denominated with (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Commission on March 7, 2003, those denominated with (b) were filed with the Company’s Form 10-KSB which was filed with the Securities and Exchange Commission on March 29, 2004, those denominated with (c) were filed with the Company’s Form SB-2 SEC No. 333-117877 which was filed with the Securities and Exchange Commission on August 2, 2004, those denominated with (d) were filed with the Company’s Form 10-QSB which was filed with the Securities and Exchange Commission on November 15, 2004, and amended as filed in the Company’s Definitive Schedule 14-A filed with the Securities and Exchange Commission on March 21, 2006 and those denominated with (e) were filed with the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 27, 2006.

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

MARCO COMMUNITY BANCORP, INC. (Registrant)

Date: May 14, 2007	By:	/s/ Stephen A. McLaughlin
Stephen A. McLaughlin, Chief Executive Officer

Date: May 14, 2007	By:	/s/ Thomas M. Whelan
Thomas M. Whelan, Senior Vice President and Chief Financial Officer