Form 10-Q
period 2007-06-30
MARCO COMMUNITY BANCORP INC
filed 2007-08-14
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated File  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	3,217,359 shares
(class)	Outstanding at July 31, 2007

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	June 30, 2007	December 31, 2006

	(Unaudited)
Assets
Cash and due from banks	$1,672	2,437
Federal funds sold	17,516	22,327
Interest-bearing deposits	2,193	2,141

Total cash and cash equivalents	21,381	26,905
Securities held to maturity (fair value of $6,056 and $2,323 in 2007 and 2006)	6,084	2,330
Loans, net of allowance for loan losses of $2,961 in 2007 and $2,047 in 2006	128,326	130,988
Other real estate owned	2,199	—
Premises and equipment, net	3,496	3,590
Federal Reserve Bank stock, at cost	424	424
Federal Home Loan Bank stock, at cost	293	345
Accrued interest receivable	796	887
Deferred income taxes	2,612	228
Other assets	356	303

Total assets	$165,967	166,000

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	4,124	4,002
Savings, NOW and money-market deposits	45,160	48,594
Time deposits	94,659	89,697

Total deposits	143,943	142,293
Repurchase agreements	441	—
Official checks	397	389
Accrued interest payable and other liabilities	655	640

Total liabilities	145,436	143,322

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 3,216,609 and 3,156,009 shares issued and outstanding in 2007 and 2006	32	32
Additional paid-in capital	20,823	20,165
(Accumulated deficit) retained earnings	(324)	2,481

Total stockholders’ equity	20,531	22,678

Total liabilities and stockholders’ equity	$165,967	166,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans	$2,633	2,784	5,309	5,443
Securities	82	—	136	—
Other interest-earning assets	294	325	673	582

Total interest income	3,009	3,109	6,118	6,025

Interest expense:
Deposits	1,494	1,250	2,969	2,307
Other borrowings	3	—	3	—

Total interest expense	1,497	1,250	2,972	2,307

Net interest income	1,512	1,859	3,146	3,718

Provision for loan losses	5,295	68	5,295	348

Net interest (expense) income after provision for loan losses	(3,783)	1,791	(2,149)	3,370

Noninterest income:
Service charges on deposit accounts	6	10	13	16
CLCC loan brokerage fees	248	95	828	164
Other service charges and fees	48	47	97	98

Total noninterest income	302	152	938	278

Noninterest expenses:
Salaries and employee benefits	720	599	1,519	1,175
Occupancy and equipment	174	132	336	269
Advertising	67	53	123	97
Insurance	15	9	30	17
Data processing	61	53	128	100
Telephone	20	11	42	22
Professional fees	107	64	141	115
Stationary and supplies	14	8	26	21
Director fees	32	28	49	56
Other	135	94	253	220

Total noninterest expenses	1,345	1,051	2,647	2,092

(Loss) earnings before income taxes	(4,826)	892	(3,858)	1,556

Income tax (benefit) provision	(1,811)	336	(1,431)	597

Net (loss) earnings	$(3,015)	556	(2,427)	959

Net (loss) earnings per share, basic	$(0.95)	0.19	(0.77)	0.33

Weighted-average number of shares outstanding, basic	3,168	2,980	3,162	2,937

Net (loss) earnings per share, diluted	$(0.95)	0.17	(0.77)	0.30

Weighted-average number of shares outstanding, diluted	3,168	3,199	3,162	3,205

Dividends per share	$—	—	0.12	0.10

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2007 and 2006

($ in thousands)

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2005	$28	17,420	924	18,372
Exercise of stock warrants (119,290 shares) (unaudited)	1	953	—	954
Exercise of stock options (31,987 shares), including tax benefit of $138 (unaudited)	1	331	—	332
Share-based compensation (unaudited)	—	74	—	74
Cash dividends paid (unaudited)	—	—	(297)	(297)
Net earnings (unaudited)	—	—	959	959

Balance at June 30, 2006 (unaudited)	$30	18,778	1,586	20,394

Balance at December 31, 2006	$32	20,165	2,481	22,678
Exercise of stock options (60,600 shares), including tax benefit of $220 (unaudited)	—	601	—	601
Share-based compensation (unaudited)	—	57	—	57
Cash dividends paid (unaudited)	—	—	(378)	(378)
Net loss (unaudited)	—	—	(2,427)	(2,427)

Balance at June 30, 2007 (unaudited)	$32	20,823	(324)	20,531

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(2,427)	959
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	135	139
Share – based compensation	57	74
Provision for loan losses	5,295	348
Deferred income tax benefit	(2,384)	—
Amortization of loan fees and costs, net	19	(19)
Decrease in accrued interest receivable	91	59
(Increase) decrease in other assets	(53)	13
Increase (decrease) in official checks, accrued interest payable and other liabilities	23	(731)

Net cash provided by operating activities	756	842

Cash flows from investing activities:
Purchase of security held to maturity	(3,924)	—
Principal payment of security held to maturity	170	—
Redemption of Federal Home Loan Bank Stock	52	—
Purchase of Federal Reserve Bank Stock	—	(30)
Net (increase) decrease in loans	(4,851)	6,777
Purchase of premises and equipment	(41)	(82)

Net cash provided by (used in) investing activities	(8,594)	6,665

Cash flows from financing activities:
Net increase (decrease) in deposits	1,650	(1,347)
Net increase in repurchase agreements	441	—
Net proceeds from exercise of common stock warrants and options	381	1,148
Cash dividends paid	(378)	(297)
Tax benefit from exercise of stock options	220	138

Net cash (used in) provided by financing activities	2,314	(358)

Net increase in cash and cash equivalents	(5,524)	7,149

Cash and cash equivalents at beginning of period	26,905	19,341

Cash and cash equivalents at end of period	$21,381	26,490

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,909	2,246

Income taxes	$660	960

Noncash transaction-
Transfer of loans to other real estate owned	$2,199	—

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2007, the results of operations for the three- and six-month periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007 and 2006. The results of operations for the three- and six- month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

2. Loan Impairment and Loan Losses

Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at end of period	$13,520	741	13,520	741

Total related allowance for losses	$1,119	63	1,119	63

Average investment in impaired loans	$3,450	741	2,916	370

Interest income recognized on impaired loans	$—	—	—	—

Interest income received on impaired loans	$—	—	—	—

At June 30, 2007 the Company had $4.9 million in nonaccrual loans and no loans which were over ninety days past due and still accruing interest. At June 30, 2006, the Company had no nonaccrual loans or loans which were ninety days past due but still accruing interest.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses, Continued

The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$2,047	1,979	2,047	1,699
Charge-offs	(4,381)	—	(4,381)	—
Provision for loan losses	5,295	68	5,295	348

Ending balance	$2,961	2,047	2,961	2,047

3. Earnings (Loss) Per Share (“EPS”)

Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not considered dilutive securities for the three and six month periods ended June 30, 2007 due to the net losses incurred by the Company. Outstanding stock options and warrants are considered dilutive securities for the three and six month periods ended June 30, 2006, for the purposes of calculating diluted EPS which is computed using the treasury stock method. The following table presents the calculations of EPS (in thousands, except for per share amounts).

	2007			2006
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended June 30:
Basic EPS-
Net earnings available to common stockholders	$(3,015)	3,168	$(0.95)	$556	2,980	$0.19
Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			219

Diluted EPS-
Net earnings available to common stockholders and assumed conversions	$(3,015)	3,168	$(0.95)	$556	3,199	$0.17

Six Months Ended June 30:
Basic EPS-
Net earnings available to common stockholders	$(2,427)	3,162	$(0.77)	$959	2,937	$0.33
Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			268

Diluted EPS-
Net earnings available to common stockholders and assumed conversions	$(2,427)	3,162	$(0.77)	$959	3,205	$0.30

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2007 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	13.22%	10.00%
Tier I capital to risk-weighted assets	12.06%	6.00%
Tier I capital to total assets—leverage ratio	9.24%	5.00%

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

The plans were amended in 2007 to increase the size of the three Company plans so that the number of shares of common stock reserved for issuance under all three Company plans is a collective amount equal to 15% of the common stock outstanding, up to a maximum of 1,500,000 shares. At June 30, 2007, an aggregate of 154,000 options remain available for grant in all three plans.

A summary of the plans is as follows (in thousands, except for share and per share information):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
The Employees’ Plan:
Options outstanding at December 31, 2006	147,850	$9.83
Options exercised	(6,600)	6.79
Options forfeited	(19,000)	11.58

Options outstanding at June 30, 2007	122,250	$9.72	7.85	$891

Options exercisable at June 30, 2007	45,400	$8.02	7.46	$408

The Directors’ Plan:
Options outstanding at December 31, 2006	101,250	6.25
Options granted	7,500	17.70
Options exercised	(52,500)	6.24

Options outstanding at June 30, 2007	56,250	$7.79	5.85	$524

Options exercisable at June 30, 2007	48,750	$6.26	5.85	$524

The Advisory Directors’ Plan:
Options outstanding at December 31, 2006	16,313	6.00
Options granted	3,750	15.92
Options exercised	(1,500)	6.00
Options forfeited	(375)	6.00

Options outstanding at June 30, 2007	18,188	$8.05	1.15	$164

Options exercisable at June 30, 2007	6,171	$6.00	1.50	$68

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Share-Based Compensation, Continued

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $687,000 and $386,000, respectively. There was a $220,000 tax benefit relating to the stock options exercised during the six months ended June 30, 2007 and a $138,000 tax benefit for the six months ended June 30, 2006. At June 30, 2007, there was $193,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested and recognized as compensation expense was $57,000 and $74,000 for each of the six month periods ended June 30, 2007 and 2006, and no income tax benefit was recognized.

The fair value of each option granted for the three and six months ended June 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average risk-free interest rate	4.82%	5.14%	4.80%	5.14%
Weighted-average dividend yield	1.36%	1.23%	1.37%	1.23%
Weighted-average expected stock volatility	32.33%	24.79%	32.33%	24.79%
Expected life in years	6.5 years	6.5 years	6.5 years	6.5 years
Per share weighted-average grant- date fair value of options issued during the period	$6.44	3.21	6.17	3.21

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

6. Stock Repurchase Program

In July 2006, the Company’s Board of Directors approved a stock repurchase program which allows the Company to acquire up to $200,000 worth of shares of the Company’s common stock in the open market.

7. Stock Purchase and Sale Agreement

On May 15, 2007, the Company entered into a Stock Purchase and Sale Agreement (“Agreement”) with a group of prominent local investors, led by members of the Barron Collier and Lutgert families, Kevin Hale and Michael Morris (“Purchasers”). The Agreement is part of a plan of recapitalization for the Company, and calls for the investor group to infuse $23,180,787 into the Company and current Company shareholders to receive a cash dividend of $6.50 per share.

Specifically, the Agreement calls for the Company to sell to the investor group 3,566,275 shares at $6.50 per share and simultaneously use the material portion of those funds to pay a $6.50 per share dividend to current shareholders. The sale of the shares will result in the investor group having a controlling interest in the Company. The Agreement requires that the Company have $21.5 million in stockholders’ equity at closing. At the time of issuance, the shares will not be registered with the Securities and Exchange Commission, but will be sold through a private placement offering. Based on the current amount of the Company’s stockholders’ equity, the Agreement will need to be amended and key features of the transaction will need to be adjusted and approved by the Company’s stockholders. The text of the Stock Purchase and Sale Agreement is incorporated by reference in Part II, Item 6; Exhibit 10.7 of this Form 10-Q.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2007, and for the three- and six- month periods ended June 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of June 30, 2007, the related interim condensed consolidated statements of operations for the three- and six- month periods ended June 30, 2007 and 2006 and the related interim condensed consolidated statements of cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2007 and 2006. These interim condensed financial statements are the responsibility of the Company’s management.

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

August 6, 2007

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of June 30, 2007 and December 31, 2006

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

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2007 was from net deposit inflows of $1.7 million and net cash provided by operating activities of $756,000. Cash was used primarily to originate loans, net of principal repayments totaling $4.9 million and purchase securities for $3.9 million. At June 30, 2007, the Bank exceeded its regulatory liquidity requirements.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unused lines of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

Off-Balance Sheet Arrangements, Continued

Unused lines of credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at June 30, 2007 follows (in thousands):

Contract Amount
Unused lines of credit	$32,732

Management believes that the Company has adequate resources to fund all of its commitments.

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006	Six Months Ended June 30, 2006
Average equity as a percentage of average assets	13.30%	12.65%	11.85%
Total equity to total assets at end of period	12.37%	13.66%	12.96%
Return on average assets (1)	(2.86)%	1.14%	1.17%
Return on average equity (1)	(21.48)%	8.98%	9.87%
Noninterest expense to average assets (1)	3.12%	2.61%	2.55%

(1)	Annualized for the six months ended June 30, 2007 and 2006.

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

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$137,409	2,633	7.69%	$134,402	2,784	8.31%
Investment securities	6,169	82	5.33	—	—	—
Other interest-earning assets (1)	22,452	294	5.25	28,788	325	4.53

Total interest-earning assets	166,030	3,009	7.27	163,190	3,109	7.64

Noninterest-earning assets	5,551			3,469

Total assets	$171,581			$166,659

Interest-bearing liabilities:
Savings	14,402	89	2.48	25,781	156	2.43
Money market and NOW deposits	30,576	164	2.15	25,796	93	1.45
Time deposits	97,175	1,241	5.12	87,702	1,001	4.58

Total interest-bearing deposits	142,153	1,494	4.22	139,279	1,250	3.60

Repurchase agreements	316	3	3.81	—	—	—

Total interest-bearing liabilities	142,469	1,497	4.21	139,279	1,250	3.60

Noninterest-bearing liabilities	6,649			7,395
Stockholders’ equity	22,463			19,985

Total liabilities and stockholders’ equity	$171,581			$166,659

Net interest income		$1,512			$1,859

Interest-rate spread (2)			3.06%			4.04%

Net interest-earning assets, net margin (3)	$23,561		3.65%	$23,911		4.57%

Ratio of interest-earning assets to interest-bearing liabilities	1.17			1.17

(1)	Includes interest-earning deposits, federal funds sold and Federal Reserve Bank stock and Federal Home Loan Bank Stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$134,679	5,309	7.95%	$134,383	5,443	8.17%
Investment securities	5,078	136	5.40	—	—	—
Other interest-earning assets (1)	25,933	673	5.23	27,157	582	4.32

Total interest-earning assets	165,690	6,118	7.45	161,540	6,025	7.52

Noninterest-earning assets	5,601			3,763

Total assets	$171,291			$165,303

Interest-bearing liabilities:
Savings	14,941	184	2.48	31,186	365	2.36
Money market and NOW deposits	32,920	406	2.49	25,704	162	1.27
Time deposits	94,201	2,379	5.09	80,590	1,780	4.45

Total interest-bearing deposits	142,062	2,969	4.21	137,480	2,307	3.38

Repurchase agreements	158	3	3.83	—	—	—

Total interest-bearing liabilities	142,220	2,972	4.21	137,480	2,307	3.38

Noninterest-bearing liabilities	6,289			8,235
Stockholders’ equity	22,782			19,588

Total liabilities and stockholders’ equity	$171,291			$165,303

Net interest income		$3,146			$3,718

Interest-rate spread (2)			3.24%			4.14%

Net interest-earning assets, net margin (3)	$23,470		3.83%	$24,060		4.64%

Ratio of interest-earning assets to interest-bearing liabilities	1.17			1.18

(1)	Includes interest-earning deposits, federal funds sold and Federal Reserve Bank stock and Federal Home Loan Bank Stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

General. Net losses for the three months ended June 30, 2007 were $3.0 million or a net loss of $0.95 basic and diluted earnings per share compared to net earnings of $556,000 or $0.19 basic and $0.17 diluted earnings per share for the three months ended June 30, 2006. The net loss is primarily due to the addition of $5.3 million to the Company’s allowance for loan loss.

The provision for loan loss of $5.3 million was a result of recent regulatory examinations by the Florida Office of Financial Regulation and Federal Reserve Bank of Atlanta, following which the Bank agreed to take certain actions primarily related to certain loan pools it had purchased. Such pools consisted of short term loans to borrowers with high credit scores, which were used to finance the borrowers’ acquisition and renovation of residential real estate primarily in Duval and Hillsborough Counties, Florida. Due to liquidity and pricing weaknesses in those markets, as well as the financial deterioration of the loans’ servicer, the Bank has further concluded that the likelihood of full repayment of those loans is unlikely. The Bank has $9.9 million of loans in those pools remaining after charging off $3.2 million from those pools. The Bank set up an additional allowance of $746,000 related to these loan pools. In addition, the Bank charged off $1.3 million in other loans classified as “loss.” The Bank believes that its Allowance for Loan and Lease Losses is sufficient to cover any additional charge offs in those loan pools. The Bank, however, is actively engaged in trying to mitigate any losses and to reduce the amount of adversely classified loans. The Bank is evaluating its options, including, but not limited to, selling the loan pools or accepting assignment of individual loans and pursuing refinancing or foreclosures.

Interest Income and Expense. Interest income totaled $3.0 million for the three months ended June 30, 2007 compared to $3.1 million for the three months ended June 30, 2006. Interest income on loans decreased to $151,000 due to lower yields in the portfolio as a result of higher levels of impaired loans.

Interest expense increased to $1.5 million for the three months ended June 30, 2007 compared to $1.3 million, for the three months ended June 30, 2006. Interest expense increased primarily due to an increase in the weighted interest rate paid on deposits and movement from lower yielding deposit products to higher yielding deposit products.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

Provision for Loan Losses. The provision for loan losses was $5.3 million for the three months ended June 30, 2007 compared to $68,000 for the three months ended June 30, 2006. The allowance for loan losses is $3.0 million at June 30, 2007. While management believes that its allowance for loan losses is adequate as of June 30, 2007, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $302,000 during the three month period ended June 30, 2007 compared to $152,000 for the same period in 2006 primarily due to a increase in loan brokerage fees earned in 2007.

Noninterest Expenses. Noninterest expenses increased to $1.3 million during the three-month period ended June 30, 2007 compared to $1.1 million for the same period in 2006. Noninterest expense increased primarily due to the opening of a loan production office in the fourth quarter of 2006.

Income Taxes. The Company recorded an income tax benefit of $1.8 million for the three-month period ended June 30, 2007 (an effective rate of 37.5%) compared to an income tax provision of $336,000 for the 2006 period (an effective rate of 37.7%).

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006

General. Net losses for the six months ended June 30, 2007 were $2.4 million or a net loss of $0.77 basic and diluted earnings per share compared to net earnings of $959,000 or $0.33 basic and $0.30 diluted earnings per share for the six months ended June 30, 2006 The Company’s net loss was primarily due to the addition of $5.3 million in the allowance for loan loss.

The provision for loan loss of $5.3 million was a result of recent regulatory examinations by the Florida Office of Financial Regulation and Federal Reserve Bank of Atlanta, following which the Bank agreed to take certain actions primarily related to certain loan pools it had purchased. Such pools consisted of short term loans to borrowers with high credit scores, which were used to finance the borrowers’ acquisition and renovation of residential real estate primarily in Duval and Hillsborough Counties, Florida. Due to liquidity and pricing weaknesses in those markets, as well as the financial deterioration of the loans’ servicer, the Bank has further concluded that the likelihood of full repayment of those loans is unlikely. The Bank has $9.9 million of loans in those pools remaining after charging off $3.2 million from those pools. The Bank set up an additional allowance of $746,000 related to these loan pools. In addition, the Bank charged off $1.3 million in other loans classified as “loss.” The Bank believes that its Allowance for Loan and Lease Losses is sufficient to cover any additional charge offs in those loan pools. The Bank, however, is actively engaged in trying to mitigate any losses and to reduce the amount of adversely classified loans. The Bank is evaluating its options, including, but not limited to, selling the loan pools or accepting assignment of individual loans and pursuing refinancing or foreclosures.

Interest Income and Expense. Interest income increased to $6.1 million for the six months ended June 30, 2007 from $6.0 million for the six months ended June 30, 2006. Interest income increased primarily due to the addition of $6.1 million in securities.

Interest expense increased to $3.0 million for the six months ended June 30, 2007 compared to $2.3 million, for the six months ended June 30, 2006. Interest expense increased due to an increase in the average balance in 2007 combined with an increase in the weighted interest rate paid on deposits.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006

Provision for Loan Losses. The provision for loan losses was $5.3 million for the six months ended June 30, 2007 compared to $348,000 for the six months ended June 30, 2006. The allowance for loan losses is $3.0 million at June 30, 2007. While management believes that its allowance for loan losses is adequate as of June 30, 2007, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $938,000 during the six month period ended June 30, 2007 compared $278,000 for the same period in 2006 primarily due to a increase in loan brokerage fees earned in 2007.

Noninterest Expenses. Noninterest expenses increased to $2.6 million during the six-month period ended June 30, 2007 compared to $2.1 million for the same period in 2006. Noninterest expense increased primarily due to the opening of a loan production office in the fourth quarter of 2006.

Income Taxes. The Company recorded an income tax benefit of $1.4 million for the six-month period ended June 30, 2007 (an effective rate of 36.9%) compared to an income tax provision of $597,000 for the 2006 period (an effective rate of 38.4%).

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

Item 1A. Risk Factors

Investing in our common stock involves risk. In addition to the other information set forth elsewhere in this Report and the Risk Factors contained in our Form 10-K for the year ended December 31, 2006, the following factor relating to us and our common stock should be carefully considered in deciding whether to invest in our common stock:

We have invested a significant amount in certain loan pools, which have deteriorated in quality since we purchased them.

We currently have $9.9 million in outstanding loans that were acquired in loan pool purchases. These short term loans are to borrowers with high credit scores and were used to finance the borrowers’ acquisition and renovation of residential real estate primarily in Duval and Hillsborough Counties, Florida. Due to liquidity and pricing weaknesses in those markets, as well as the financial deterioration of the loans’ servicer, we have concluded that the likelihood of full repayment of those loans is unlikely. The Bank is actively engaged in trying to mitigate any losses and is evaluating its options, including, but not limited to, selling the loan pools or accepting assignment of individual loans and pursuing refinancing or foreclosures. We may experience significant losses from loans in these pools.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

On April 28, 2007, Marco Community Bancorp, Inc. held its Annual Meeting of Shareholders. At this Annual Meeting, the following proposals were considered and acted upon:

PROPOSAL I. To elect nine directors:

	For	Withheld
John V. (Jack) Cofer	2,460,570	16,050
Joel M. Cox	2,460,570	16,050
Bruce G. Fedor	2,460,570	16,050
Jamie B. Greusel	2,460,420	16,200
Robert A. Marks	2,549,475	17,145
Stephen A. McLaughlin	2,460,570	16,050
E. Terry Skone	2,460,570	16,050
Richard Storm, Jr.	2,460,570	16,050

PROPOSAL II. The amendments to Marco Community Bancorp, Inc.’s three Stock Option and Limited Rights Plans:

For	Against	Abstain
1,746,574	61,591	14,510

PROPOSAL III. The ratification of the appointment of Hacker, Johnson & Smith PA as the independent auditors for the Company for the fiscal year ending December 31, 2007:

For	Against	Abstain
2,460,345	15,000	1,275

Item 5. Other Information

On August 14, 2007, Marco Community Bancorp, Inc.’s wholly-owned subsidiary, Marco Community Bank (“Bank”), entered into a Written Agreement with the Federal Reserve Bank of Atlanta (“FRB”) and the Florida Office of Financial Regulation (“OFR”) to address regulatory concerns primarily related to the volume of certain loan pools which are described elsewhere in this Form 10-Q. Pursuant to the Written Agreement, the Bank must address supervisory and regulatory concerns of the FRB and the OFR. The Bank must also evaluate its current management and staffing to determine if any additional or replacement personnel are needed. The Bank must also prepare and follow a strategic business plan and budget designed to improve the Bank’s financial condition and credit risk management. With respect to credit risk management, the Bank is also required to review and revise as necessary its loan policy and loan review/grading program, as well as reduce its volume of adversely classified assets and continually monitor its allowance of loan and lease losses. Furthermore, the Bank may not make any loans to borrowers who previously had loans charged-off by the Bank. In addition, the Bank must prepare a plan to effectively manage the Bank’s capital relative to its volume of adversely classified assets, anticipated growth and risk profile.

To help manage the Bank through this process, at the request of the Bank’s Board of Directors, Richard Storm, Jr., age 65, has agreed to accept the role of Chief Executive Officer at the Bank. Mr. Storm will also hold that position with the Company. Mr. Storm has over 35 years of banking experience and formerly served as the Company’s Chief Executive Officer from 2003 to 2005. Mr. Storm was a founding director, Chairman of the Board and Chief Executive Officer of Citizens Community Bank of Florida and its parent holding company, Citizens Community Bancorp, Inc., both located in Marco Island, Florida. He served in those capacities until Citizens Community Bancorp, Inc. and its subsidiaries were sold in April 2001 to F.N.B. Corporation. Mr. Storm replaces Stephen A. McLaughlin as the Company’s Chief Executive Officer, who will continue to serve as the Company’s President and as a director of both the Company and the Bank.

In addition, the Bank’s Board has hired David Gordley to serve as the Bank’s Chief Loan Officer. Mr. Gordley has over 15 years of commercial banking experience and most recently served as the Executive Vice President and Senior Lender for Hillcrest Bank Florida. Prior to Hillcrest, Mr. Gordley was a Senior Vice President of Fifth Third Bank, where he held various commercial banking positions over a 12 year period. Current Bank President Howard B. Montgomery, Jr. and Chief Financial Officer Thomas M. Whelan will remain in their positions, rounding out the rest of the Bank’s senior management team. The Bank is also in the process of recruiting a Credit Administration Officer with financial analysis and loan work-out skills.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibits

The exhibits denominated with (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Commission on March 7, 2003, those denominated with (b) were filed with the Company’s Form 8-K which was filed with the Securities and Exchange Commission on May 17, 2007, those denominated with (c) were filed with the Company’s Form SB-2 SEC No. 333-117877 which was filed with the Securities and Exchange Commission on August 2, 2004, those denominated with (d) were filed with the Company’s Definitive Schedule 14-A which was filed with the Securities and Exchange Commission on March 21, 2007 and those denominated with (e) were filed with the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 27, 2006.

Exhibit No.	Description of Exhibit

(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State

(a) 3.2	Bylaws of Marco Community Bancorp, Inc.

(a) 4.1	Specimen Common Stock Certificate

(a) 4.2	2003 Warrant Plan

(e) 10.1	Employment Agreement with Howard B. Montgomery

(c) 10.2	Letter Agreement with Thomas M. Whelan

(d) 10.3	Employees’ Stock Option Plan, as amended

(d) 10.4	Directors’ Stock Option Plan, as amended

(d) 10.5	Advisory Directors’ Stock Option Plan, as amended

(e) 10.6	2006 Stock Repurchase Plan

(b) 10.7	Stock Purchase and Sale Agreement

10.8	Written Agreement with the Federal Reserve Bank of Atlanta and the Florida Office of Financial Regulation

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date:	August 13, 2007	By:	/s/ Richard Storm, Jr.
Richard Storm, Jr., Chief Executive Officer

Date:	August 13, 2007	By:	/s/ Thomas M. Whelan
Thomas M. Whelan, Senior Vice President and Chief Financial Officer