Form 10-Q/A
period 2007-06-30
MARCO COMMUNITY BANCORP INC
filed 2007-08-17
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note: This amendment is filed to correct the volume of non-accrual loans stated in footnote 2 to the Financial Statements

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

At June 30, 2007 the Company had $14.8 million in nonaccrual loans and no loans which were over ninety days past due and still accruing interest. At June 30, 2006, the Company had no nonaccrual loans or loans which were ninety days past due but still accruing interest.

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

The exhibits denominated with (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Commission on March 7, 2003, those denominated with (b) were filed with the Company’s Form 8-K which was filed with the Securities and Exchange Commission on May 17, 2007, those denominated with (c) were filed with the Company’s Form SB-2 SEC No. 333-117877 which was filed with the Securities and Exchange Commission on August 2, 2004, those denominated with (d) were filed with the Company’s Definitive Schedule 14-A which was filed with the Securities and Exchange Commission on March 21, 2007, those denominated with (e) were filed with the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 27, 2006 and those denominated with (f) were filed with the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on August 14, 2007.

Exhibit No.	Description of Exhibit

(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State

(a) 3.2	Bylaws of Marco Community Bancorp, Inc.

(a) 4.1	Specimen Common Stock Certificate

(a) 4.2	2003 Warrant Plan

(e) 10.1	Employment Agreement with Howard B. Montgomery

(c) 10.2	Letter Agreement with Thomas M. Whelan

(d) 10.3	Employees’ Stock Option Plan, as amended

(d) 10.4	Directors’ Stock Option Plan, as amended

(d) 10.5	Advisory Directors’ Stock Option Plan, as amended

(e) 10.6	2006 Stock Repurchase Plan

(b) 10.7	Stock Purchase and Sale Agreement

(f) 10.8	Written Agreement with the Federal Reserve Bank of Atlanta and the Florida Office of Financial Regulation

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date:	August 16, 2007	By:	/s/ Richard Storm, Jr.
Richard Storm, Jr., Chief Executive Officer

Date:	August 16, 2007	By:	/s/ Thomas M. Whelan
Thomas M. Whelan, Senior Vice President and Chief Financial Officer