Form 10-Q
period 2007-09-30
MARCO COMMUNITY BANCORP INC
filed 2007-11-13
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated File  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	3,222,421 shares
(class)	Outstanding at October 31, 2007

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$2,481	2,437
Federal funds sold	7,391	22,327
Interest-bearing deposits	2,222	2,141

Total cash and cash equivalents	12,094	26,905

Securities held to maturity (fair value of $5,842 and $2,323 in 2007 and 2006)	5,822	2,330
Loans, net of allowance for loan losses of $3,342 in 2007 and $2,047 in 2006	125,622	130,988
Other real estate owned	1,871	—
Premises and equipment, net	3,428	3,590
Federal Reserve Bank stock, at cost	424	424
Federal Home Loan Bank stock, at cost	293	345
Accrued interest receivable	703	887
Deferred income taxes	2,214	228
Other assets	893	303

Total assets	$153,364	166,000

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	3,821	4,002
Savings, NOW and money-market deposits	37,923	48,594
Time deposits	90,039	89,697

Total deposits	131,783	142,293

Repurchase agreements	529	—
Official checks	359	389
Accrued interest payable and other liabilities	730	640

Total liabilities	133,401	143,322

Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value; 9,000,000 shares authorized, 3,217,921 and 3,156,009 shares issued and outstanding in 2007 and 2006	32	32
Additional paid-in capital	20,857	20,165
(Accumulated deficit) retained earnings	(926)	2,481

Total stockholders' equity	19,963	22,678

Total liabilities and stockholders' equity	$153,364	166,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans	$2,338	2,721	7,647	8,164
Securities	78	12	214	12
Other interest-earning assets	204	310	877	892

Total interest income	2,620	3,043	8,738	9,068

Interest expense:
Deposits	1,452	1,273	4,421	3,580
Other borrowings	5	—	8	—

Total interest expense	1,457	1,273	4,429	3,580

Net interest income	1,163	1,770	4,309	5,488

Provision for loan losses	455	—	5,750	348

Net interest income (expense) after provision for loan losses	708	1,770	(1,441)	5,140

Noninterest income:
Service charges on deposit accounts	6	7	19	23
CLCC loan brokerage fees	—	—	828	164
Other service charges and fees	40	52	137	150

Total noninterest income	46	59	984	337

Noninterest expenses:
Salaries and employee benefits	749	701	2,268	1,876
Occupancy and equipment	161	119	497	388
Advertising	25	25	148	122
Insurance	13	10	43	27
Data processing	61	51	189	151
Telephone	21	12	63	34
Professional fees	169	81	310	196
Stationery and supplies	9	10	35	31
Other real estate owned	357	—	393	—
Other	126	136	392	412

Total noninterest expenses	1,691	1,145	4,338	3,237

(Loss) earnings before income taxes	(937)	684	(4,795)	2,240

Income tax (benefit) provision	(335)	282	(1,766)	879

Net (loss) earnings	$(602)	402	(3,029)	1,361

Net (loss) earnings per share, basic	$(0.19)	0.13	(0.95)	0.46

Weighted-average number of shares outstanding, basic	3,218	3,025	3,181	2,967

Net (loss) earnings per share, diluted	$(0.19)	0.13	(0.95)	0.42

Weighted-average number of shares outstanding, diluted	3,218	3,203	3,181	3,237

Dividends per share	$—	—	0.12	0.10

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2007 and 2006

($ in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance at December 31, 2005	$28	17,420	924	18,372
Exercise of stock warrants (194,823 shares) (unaudited)	2	1,557	—	1,559
Exercise of stock options (50,773 shares), including tax benefit of $ 178 (unaudited)	1	483	—	484
Share-based compensation (unaudited)	—	109	—	109
Cash dividends paid (unaudited)	—	—	(297)	(297)
Net earnings (unaudited)	—	—	1,361	1,361

Balance at September 30, 2006 (unaudited)	$31	19,569	1,988	21,588

Balance at December 31, 2006	$32	20,165	2,481	22,678
Exercise of stock options (61,912 shares), including tax benefit of $ 220 (unaudited)	—	609	—	609
Share-based compensation (unaudited)	—	83	—	83
Cash dividends paid (unaudited)	—	—	(378)	(378)
Net loss (unaudited)	—	—	(3,029)	(3,029)

Balance at September 30, 2007 (unaudited)	$32	20,857	(926)	19,963

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(3,029)	1,361
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	210	211
Share-based compensation	83	109
Provision for loan losses	5,750	348
Deferred income tax benefit	(1,986)	—
Amortization of loan fees and costs, net	31	(26)
Write-down of other real estate owned	340	—
Decrease in accrued interest receivable	184	4
Increase in other assets	(590)	(138)
Increase in official checks, accrued interest payable and other liabilities	60	776

Net cash provided by operating activities	1,053	2,645

Cash flows from investing activities:
Purchase of securities held to maturity	(3,924)	(2,330)
Principal payment of securities held to maturity	432	—
Redemption of Federal Home Loan Bank Stock	52	—
Purchase of Federal Reserve Bank Stock	—	(30)
Purchase of Federal Home Loan Bank Stock	—	(345)
Net (increase) decrease in loans	(2,626)	3,710
Purchase of premises and equipment	(48)	(110)

Net cash provided by (used in) investing activities	(6,114)	895

Cash flows from financing activities:
Net decrease in deposits	(10,510)	(3,843)
Net increase in repurchase agreements	529	—
Net proceeds from exercise of common stock warrants and options	389	1,865
Cash dividends paid	(378)	(297)
Tax benefit from exercise of stock options	220	178

Net cash (used in) provided by financing activities	(9,750)	(2,097)

Net (decrease) increase in cash and cash equivalents	(14,811)	1,443

Cash and cash equivalents at beginning of period	26,905	19,341

Cash and cash equivalents at end of period	$12,094	20,784

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,224	3,257

Income taxes	$660	1,190

Noncash transaction-Transfer of loans to other real estate owned	$2,211	—

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2007, the results of operations for the three- and nine-month periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007 and 2006. The results of operations for the three- and nine- month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

2.	Loan Impairment and Loan Losses

Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at end of period	$13,533	741	13,533	741

Total related allowance for losses	$1,189	63	1,189	63

Average investment in impaired loans	$11,681	741	5,838	494

Interest income recognized on impaired loans	$—	—	—	—

Interest income received on impaired loans	$—	—	—	—

At September 30, 2007 the Company had $14.8 million in nonaccrual loans and no loans which were over ninety days past due and still accruing interest. At September 30, 2006, the Company had no nonaccrual loans or loans which were ninety days past due but still accruing interest.

(continued)

6

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued

The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$2,961	2,047	2,047	1,699
Charge-offs	(74)	—	(4,455)	—
Provision for loan losses	455	—	5,750	348

Ending balance	$3,342	2,047	3,342	2,047

3.	Earnings (Loss) Per Share (“EPS”)

Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not considered dilutive securities for the three and nine month periods ended September 30, 2007 due to the net losses incurred by the Company. Outstanding stock options and warrants are considered dilutive securities for the three and nine month periods ended September 30, 2006, for the purposes of calculating diluted EPS which is computed using the treasury stock method. The following table presents the calculations of EPS (in thousands, except for per share amounts).

	2007			2006
	Earnings	Weighted- Average Shares	Per Share Amount	Earnings	Weighted- Average Shares	Per Share Amount
Three Months Ended September 30:
Basic EPS-
Net (loss) earnings available to common stockholders	$(602)	3,218	$(0.19)	$402	3,025	$0.13

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			178

Diluted EPS-
Net (loss) earnings available to common stockholders and assumed conversions	$(602)	3,218	$(0.19)	$402	3,203	$0.13

Nine Months Ended September 30:
Basic EPS-
Net (loss) earnings available to common stockholders	$(3,029)	3,181	$(0.95)	$1,361	2,967	$0.46

Effect of dilutive securities-
Incremental shares from assumed conversion of options and warrants		—			270

Diluted EPS-
Net (loss) earnings available to common stockholders and assumed conversions	$(3,029)	3,181	$(0.95)	$1,361	3,237	$0.42

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Earnings (Loss) Per Share (“EPS”), Continued

There were no options or warrants excluded from the calculation of earnings per share for the nine month period ended September 30, 2006. For the three month period ended September 30, 2006, the following options were excluded from the calculation of earnings per share due to the exercise price exceeding the average market price for the period:

Number of Outstanding Options	Exercise Price	Expiration Date
47,000	$16.00	2016

4.	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2007 of the regulatory capital requirements for a well capitalized financial institution and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	14.02%	10.00%
Tier I capital to risk-weighted assets	12.77%	6.00%
Tier I capital to total assets-leverage ratio	9.94%	5.00%

5.	Share-Based Compensation

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

The plans were amended in 2007 to increase the size of the three Company plans so that the number of shares of common stock reserved for issuance under all three Company plans is a collective amount equal to 15% of the common stock outstanding, up to a maximum of 1,500,000 shares. At September 30, 2007, an aggregate of 151,477 options remain available for grant in all three plans.

A summary of the plans is as follows (in thousands, except for share and per share information):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
The Employees' Plan:
Options outstanding at December 31, 2006	147,850	$9.83
Options exercised	(6,600)	6.79
Options forfeited	(19,000)	11.58

Options outstanding at September 30, 2007	122,250	$9.72	7.60	$258

Options exercisable at September 30, 2007	47,150	$8.15	7.26	$134

The Directors' Plan:
Options outstanding at December 31, 2006	101,250	6.25
Options granted	7,500	17.70
Options exercised	(52,500)	6.24

Options outstanding at September 30, 2007	56,250	$7.79	6.93	$183

Options exercisable at September 30, 2007	48,750	$6.26	6.50	$183

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share-Based Compensation, Continued

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
The Advisory Directors' Plan:
Options outstanding at December 31, 2006	16,313	$6.00
Options granted	6,000	13.79
Options exercised	(2,812)	6.00
Options forfeited	(375)	6.00

Options outstanding at September 30, 2007	19,126	$8.44	1.67	$53

Options exercisable at September 30, 2007	8,976	$6.00	1.00	$36

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $699,000 and $570,000, respectively. There was a $220,000 tax benefit relating to the stock options exercised during the nine months ended September 30, 2007 and a $178,000 tax benefit for the nine months ended September 30, 2006. At September 30, 2007, there was $166,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of shares vested and recognized as compensation expense was $83,000 and $109,000 for each of the nine month periods ended September 30, 2007 and 2006, and no income tax benefit was recognized.

The fair value of each option granted for the three and nine months ended September 30, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average risk-free interest rate	4.47%	5.04%	4.74%	4.79%
Weighted-average dividend yield	0.00%	1.23%	1.14%	1.14%
Weighted-average expected stock volatility	51.96%	31.29%	27.31%	23.98%
Expected life in years	6.5 years	6.5 years	6.5 years	6.5 years
Per share weighted-average grant- date fair value of options issued during the period	$5.78	5.91	6.11	6.26

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share-Based Compensation, Continued

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

6.	Cancellation of Stock Purchase and Sale Agreement

After extensive negotiations, the Company and a group of investors, led by members of the Barron Collier and Lutgert families, Kevin Hale and Michael Morris (the “Group”) concluded that both parties could not reach an accord on how to proceed under their Stock Purchase and Sale Agreement (“Agreement”) dated as of May 15, 2007. Accordingly, the Company and the Group executed a Termination Agreement dated September 13, 2007, which serves to terminate the Agreement. As a result of the termination, the Company has incurred no termination penalties, but has recovered a nominal sum as reimbursement for certain Agreement-related expenses. The transactions contemplated by the Agreement were part of a proposed plan of recapitalization, which would have resulted in a change in control of the Company and a cash dividend payable to current shareholders.

7.	Preferred Stock Offering

On September 28, 2007, the Company commenced a private placement of its Series B Preferred Stock. The offering is expected to be completed by November 30, 2007. The capital will be used to support growth and development of the Company and the Bank.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2007, and for the three- and nine- month periods ended September 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of September 30, 2007, the related interim condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2007 and 2006 and the related interim condensed consolidated statements of cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2007 and 2006. These interim condensed financial statements are the responsibility of the Company’s management.

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
October 29, 2007

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of September 30, 2007 and December 31, 2006

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

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2007 was from net cash provided by operating activities of $1.1 million. Cash was used primarily to fund the net decrease in deposits of $10.5 million and to originate loans, net of principal repayments totaling $2.6 million and purchase securities for $3.9 million. At September 30, 2007, the Bank exceeded its regulatory liquidity requirements.

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

Off-Balance Sheet Arrangements, Continued

Unused lines of credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at September 30, 2007 follows (in thousands):

Contract Amount
Unused lines of credit	$30,024

Management believes that the Company has adequate resources to fund all of its commitments.

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006	Nine Months Ended September 30, 2006
Average equity as a percentage of average assets	13.09%	12.65%	12.32%
Total equity to total assets at end of period	13.02%	13.66%	13.70%
Return on average assets (1)	(2.42)%	1.14%	1.12%
Return on average equity (1)	(18.46)%	8.98%	9.07%
Noninterest expense to average assets (1)	3.46%	2.61%	2.66%

(1)	Annualized for the nine months ended September 30, 2007 and 2006.

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

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$130,736	2,338	7.10%	$128,358	2,721	8.41%
Investment securities	5,982	78	5.17	—	—	—
Other interest-earning assets (1)	15,483	204	5.23	26,476	322	4.83

Total interest-earning assets	152,201	2,620	6.83	154,834	3,043	7.80

Noninterest-earning assets	8,163			3,239

Total assets	$160,364			$158,073

Interest-bearing liabilities:
Savings	13,494	84	2.47	22,795	139	2.42
Money market and NOW deposits	27,330	153	2.22	23,834	114	1.90
Time deposits	93,580	1,215	5.15	84,410	1,020	4.79

Total interest-bearing deposits	134,404	1,452	4.29	131,039	1,273	3.85

Repurchase agreements	522	5	3.80	—	—	—

Total interest-bearing liabilities	134,926	1,457	4.28	131,039	1,273	3.85

Noninterest-bearing liabilities	5,187			5,952
Stockholders' equity	20,251			21,082

Total liabilities and stockholders' equity	$160,364			$158,073

Net interest income		$1,163			$1,770

Interest-rate spread (2)			2.55%			3.95%

Net interest-earning assets, net margin (3)	$17,275		3.03%	$23,795		4.54%

Ratio of interest-earning assets to interest-bearing liabilities	1.13			1.18

(1)	Includes interest-earning deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$133,364	7,647	7.67%	$132,350	8,164	8.25%
Investment securities	5,379	214	5.32	—	—	—
Other interest-earning assets (1)	22,449	877	5.22	27,187	904	4.45

Total interest-earning assets	161,192	8,738	7.25	159,537	9,068	7.60

Noninterest-earning assets	6,457			3,301

Total assets	$167,649			$162,838

Interest-bearing liabilities:
Savings	14,459	268	2.48	28,355	504	2.38
Money market and NOW deposits	31,057	558	2.40	25,074	277	1.48
Time deposits	93,994	3,595	5.11	81,877	2,799	4.57

Total interest-bearing deposits	139,510	4,421	4.24	135,306	3,580	3.54

Repurchase agreements	279	8	3.83	—	—	—

Total interest-bearing liabilities	139,789	4,429	4.24	135,306	3,580	3.54

Noninterest-bearing liabilities	5,922			7,475
Stockholders' equity	21,938			20,057

Total liabilities and stockholders' equity	$167,649			$162,838

Net interest income		$4,309			$5,488

Interest-rate spread (2)			3.01%			4.06%

Net interest-earning assets, net margin (3)	$21,403		3.57%	$24,231		4.60%

Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.18

(1)	Includes interest-earning deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006

General. Net losses for the three months ended September 30, 2007 were $602,000 or a net loss of $0.19 basic and diluted earnings per share compared to net earnings of $402,000 or $0.13 basic and diluted earnings per share for the three months ended September 30, 2006. The net loss is primarily due to the addition of $455,000 million to the Company’s allowance for loan loss and $357,000 in expenses related to other real estate owned.

Interest Income and Expense. Interest income totaled $2.6 million for the three months ended September 30, 2007 compared to $3.0 million for the three months ended September 30, 2006. Interest income on loans decreased to $383,000 due to lower yields in the portfolio as a result of higher levels of impaired loans.

Interest expense increased to $1.5 million for the three months ended September 30, 2007 compared to $1.3 million, for the three months ended September 30, 2006. Interest expense increased primarily due to an increase in the weighted interest rate paid on deposits and movement from lower yielding deposit products to higher yielding deposit products.

Provision for Loan Losses. The provision for loan losses was $455,000 for the three months ended September 30, 2007. The allowance for loan losses is $3.3 million at September 30, 2007. While management believes that its allowance for loan losses is adequate as of September 30, 2007, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income was $46,000 during the three month period ended September 30, 2007 compared to $59,000 for the same period in 2006.

Noninterest Expenses. Noninterest expenses increased to $1.7 million during the three-month period ended September 30, 2007 compared to $1.1 million for the same period in 2006. Noninterest expense increased primarily due to an increase in other real estate owned expenses and in increase in professional fees, salaries and occupancy expense.

Income Taxes. The Company recorded an income tax benefit of $335,000 for the three-month period ended September 30, 2007 (an effective rate of 35.8%) compared to a provision for income tax of $282,000 for the 2006 period (an effective rate of 41.2%).

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006

General. Net losses for the nine months ended September 30, 2007 were $3.0 million or a net loss of $0.95 basic and diluted earnings per share compared to net earnings of $1.4 million or $0.46 basic and $0.42 diluted earnings per share for the nine months ended September 30, 2006. The Company’s net loss was primarily due to the addition of $5.8 million in the allowance for loan loss.

The provision for loan loss of $5.8 million was a result of recent regulatory examinations by the Florida Office of Financial Regulation and Federal Reserve Bank of Atlanta, following which the Bank agreed to take certain actions primarily related to certain loan pools it had purchased. Such pools consisted of short term loans to borrowers with high credit scores, which were used to finance the borrowers’ acquisition and renovation of residential real estate primarily in Duval and Hillsborough Counties, Florida. Due to liquidity and pricing weaknesses in those markets, as well as the financial deterioration of the loans’ servicer, the Bank has further concluded that the likelihood of full repayment of those loans is unlikely. The Bank has $7.9 million of loans in those pools remaining after charging off $3.2 million from those pools. The Bank set up an additional allowance of $746,000 related to these loan pools. In addition, the Bank charged off $1.3 million in other loans classified as “loss.” The Bank believes that its Allowance for Loan and Lease Losses is sufficient to cover any additional charge offs in those loan pools. The Bank, however, is actively engaged in trying to mitigate any losses and to reduce the amount of adversely classified loans. The Bank is evaluating its options, including, but not limited to, selling the loan pools or accepting assignment of individual loans and pursuing refinancing or foreclosures.

Interest Income and Expense. Interest income decreased to $8.7 million for the nine months ended September 30, 2007 from $9.1 million for the nine months ended September 30, 2006. Interest income decreased primarily due to lower yields in the portfolio as a result of higher levels of impaired loans.

Interest expense increased to $4.4 million for the nine months ended September 30, 2007 compared to $3.6 million, for the nine months ended September 30, 2006. Interest expense increased due to an increase in the average balance in 2007 combined with an increase in the weighted-average interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses was $5.8 million for the nine months ended September 30, 2007 compared to $348,000 for the nine months ended September 30, 2006. The allowance for loan losses is $3.3 million at September 30, 2007. While management believes that its allowance for loan losses is adequate as of September 30, 2007, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006

Noninterest Income. Noninterest income increased to $984,000 during the nine month period ended September 30, 2007 compared $337,000 for the same period in 2006. An increase in loan brokerage fees from CLCC transactions accounted for the increase.

Noninterest Expenses. Noninterest expenses increased to $4.3 million during the nine-month period ended September 30, 2007 compared to $3.2 million for the same period in 2006. Noninterest expense increased primarily due to an increase in other real estate owned expenses in addition to salaries, occupancy and professional fees.

Income Taxes. The Company recorded an income tax benefit of $1.8 million for the nine-month period ended September 30, 2007 (an effective rate of 36.8%) compared to an income tax provision of $879,000 for the 2006 period (an effective rate of 39.2%).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which Marco Community Bancorp, Inc. or its Subsidiaries is a party or to which any property is subject.

Item 1A. Risk Factors

Investing in our common stock involves risk. In addition to the other information set forth elsewhere in this Report and the Risk Factors contained in our Form 10-K for the year ended December 31, 2006, the following factors relating to us and our common stock should be carefully considered in deciding whether to invest in our common stock:

We have invested a significant amount in certain loan pools, which have deteriorated in quality since we purchased them.

We currently have $7.9 million in outstanding loans that were acquired in loan pool purchases. These short term loans are to borrowers with high credit scores and were used to finance the borrowers’ acquisition and renovation of residential real estate primarily in Duval and Hillsborough Counties, Florida. Due to liquidity and pricing weaknesses in those markets, as well as the financial deterioration of the loans’ servicer, we have concluded that the likelihood of full repayment of those loans is unlikely. The Bank is actively engaged in trying to mitigate any losses and is evaluating its options, including, but not limited to, selling the loan pools or accepting assignment of individual loans and pursuing refinancing or foreclosures. We may experience significant losses from loans in these pools.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 1A. Risk Factors, Continued

We may not be able to comply with the Written Agreement.

Our wholly-owned subsidiary, Marco Community Bank, has entered into a Written Agreement with the Federal Reserve Bank of Atlanta and the Florida Office of Financial Regulation. Pursuant to this Written Agreement, we must address those regulatory agencies’ supervisory and regulatory concerns. If we can not satisfactorily do so, Marco Community Bank and its directors could be subject to civil money penalties.

Marco Community Bank is limited in its ability to pay dividends to the Company.

The Written Agreement also prohibits Marco Community Bank from paying dividends to the Company, without regulatory approval. Dividends from Marco Community Bank (and our other subsidiary, Commercial Lending Capital Corp.) are our primary potential sources of income. Therefore, the dividend restriction on Marco Community Bank may limit the amount of funds available to the Company with which it can pay dividends.

The slowing real estate market may adversely affect our business.

A significant portion of our loan portfolio consists of mortgages secured by real estate located in Collier County, Florida. Real estate values have recently decreased and real estate markets have recently slowed and may be further affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature. If real estate prices continue to decline in any of these markets, the value of the real estate collateral securing our loans could be further reduced. Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 5. Other Information

On August 14, 2007, the Bank entered into a Written Agreement with the Federal Reserve Bank of Atlanta (“FRB”) and the Florida Office of Financial Regulation (“OFR”). The purpose of the Written Agreement is for the Bank to address the FRB’s and OFR’s supervisory and regulatory concerns primarily related to the volume of certain loan pools which are described elsewhere in this Form 10-Q, as well as other loan quality issues. Pursuant to the Written Agreement, the Bank must take corrective actions within specified time frames, which may be extended with the consent of the FRB and the OFR. Failure to comply with the terms of the Written Agreement could result in the assessment of civil money penalties against the Bank and its Board of Directors. The actions to be taken include an evaluation by the Bank’s Board of Directors of its current management and staffing to determine if any additional or replacement personnel are needed; the preparation and implementation of a strategic business plan and budget designed to improve the Bank’s financial condition and credit risk management; a review and adoption of any necessary revisions to the Bank’s loan policy and loan review/grading program; a reduction of the Bank’s volume of adversely classified assets; and the continual monitoring of the Bank’s allowance for loan and lease losses. In addition, the Bank may not make any loans to borrowers who previously had loans charged-off by the Bank; must prepare a plan to effectively manage the Bank’s capital relative to its volume of adversely classified assets, anticipated growth and risk profile; and may not pay any dividends without regulatory consent.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibits

The exhibits denominated with (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Commission on March 7, 2003, those denominated with (b) were filed with the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on August 14, 2007, those denominated with (c) were filed with the Company’s Form SB-2 SEC No. 333-117877 which was filed with the Securities and Exchange Commission on August 2, 2004, those denominated with (d) were filed with the Company’s Definitive Schedule 14-A which was filed with the Securities and Exchange Commission on March 21, 2007, those denominated with (e) were filed with the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 27, 2006 and those denominated with (f) were filed with the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on August 14, 2007.

Exhibit No.	Description of Exhibit
(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State
(a) 3.2	Bylaws of Marco Community Bancorp, Inc.
(a) 4.1	Specimen Common Stock Certificate
(a) 4.2	2003 Warrant Plan
(e) 10.1	Employment Agreement with Howard B. Montgomery
(c) 10.2	Letter Agreement with Thomas M. Whelan
(d) 10.3	Employees’ Stock Option Plan, as amended
(d) 10.4	Directors’ Stock Option Plan, as amended
(d) 10.5	Advisory Directors’ Stock Option Plan, as amended
(e) 10.6	2006 Stock Repurchase Plan
(b) 10.8	Written Agreement with the Federal Reserve Bank of Atlanta and the Florida Office of Financial Regulation
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date: November 13, 2007	By:	/s/ Richard Storm, Jr.
Richard Storm, Jr., Chief Executive Officer

Date: November 13, 2007	By:	/s/ Thomas M. Whelan
Thomas M. Whelan, Senior Vice President and Chief Financial Officer