Form 10-K
period 2007-12-31
MARCO COMMUNITY BANCORP INC
filed 2008-03-19
CIK 1221354

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 000-50557
___________________

MARCO COMMUNITY BANCORP, INC.

A Florida Corporation
IRS Employer Identification No. 84-1620092
___________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $17.00, as quoted on the Over-the-Counter-Bulletin-Board, on June 30, 2007 was approximately $37,242,920.  For the purposes of this response, directors and officers of the Registrant are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of February 29, 2008: 3,222,421 shares of $0.01 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in April 2008 are incorporated by reference into Part III of this report.

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

Important factors that may cause actual results to differ from those contemplated by forward-looking statements include, for example:

▪	The success or failure of our efforts to implement our business strategy;

▪	The effect of changing economic conditions, both nationally and in our local community;

▪	Changes in government regulations, tax and interest rates applicable to our business and similar matters;

▪	Our ability to attract and retain quality employees; and

▪	Other risks which may be described in our future filings with the SEC.

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

Competition among financial institutions in our primary service area is intense. There are nine other commercial banks with a total of eleven branches in Marco Island. All nine banks are affiliated with larger bank holding companies. There are no savings associations or credit unions located in Marco Island, however, savings associations and credit unions are located in nearby communities.

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

The Bank’s loan policy provides the Bank’s lenders with the discretion necessary to accomplish our lending objectives, while assuring compliance with banking regulations. The Bank Board’s Loan Committee is responsible for ensuring the soundness of the Bank’s credit policy, adherence to lending policies and compliance with applicable laws, rules and regulations. To fulfill these responsibilities, the Loan Committee reviews the adequacy of the Bank’s credit policy on at least an annual basis, reviews all large loans and monitors the performance of the loan portfolio on an ongoing basis. At December 31, 2007, net loans comprised 80% of our total assets.

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

Consumer Loans - Consumer loans are being provided to individuals for household, family and personal expenditures.  Consumer loans generally involve more risk than mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal. This risk is due to the potential for damage to the collateral or other loss of value, and the fact that any remaining deficiency often does not warrant further collection efforts. In addition, consumer loan performance depends on the borrower’s continued financial stability and is, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Generally, consumer loans have a maturity of not longer than six years. The primary type of consumer lending will be for the financing of boats and automobiles, pre-approved liens of credit, home improvements and education.

Loan Loss Allowance

In considering the adequacy of our allowance for loan losses, the Bank has considered that as of December 31, 2007, approximately 25.8% of outstanding loans are in the commercial real estate loan category compared to 18.3% at December 31, 2006.  At December 31, 2007, commercial loans represented 33.0% of our loan portfolio, compared to 32.5% at December 31, 2006. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2007, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management’s judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect the borrower’s ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market. For the year ended December 31, 2007, $6.4 million was charged off against the allowance for loan losses.  For the year ended December 31, 2006 no loans were charged off against the allowance for loan losses.

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

Investments

We enter into Federal Funds transactions with our principal correspondent banks and primarily act as a net seller of such funds. The sale of Federal Funds amount to a short-term loan from us to another bank, usually overnight. At December 31, 2007, Federal Funds sold comprised 5.8% of our total assets, compared to 13.5% as of December 31, 2006.

At December 31, 2007, the Company held $3.3 million in Federal Home Loan Bank bonds compared to $2.2 million for the year ended December 31, 2006.  The Company held $3.3 million in Federal National Mortgage Association Mortgage-backed securities at December 31, 2007.

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

Employees

As of December 31, 2007, we employed 35 full-time persons, including five executive officers. Employees are hired as needed to meet company-wide personnel demands.

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

On August 14, 2007, the Bank entered into a Written Agreement with the Federal Reserve Bank of Atlanta (“FRB”) and the Florida Office of Financial Regulation (“OFR”). The purpose of the Written Agreement is for the Bank to address the FRB’s and OFR’s supervisory and regulatory concerns primarily related to the volume of certain loan pools which are described elsewhere in this Form 10-K, as well as other loan quality issues. Pursuant to the Written Agreement, the Bank must take corrective actions within specified time frames, which may be extended with the consent of the FRB and the OFR. Failure to comply with the terms of the Written Agreement could result in the assessment of civil money penalties against the Bank and the members of its Board of Directors. The actions to be taken include an evaluation by the Bank’s Board of Directors of its current management and staffing to determine if any additional or replacement personnel are needed; the preparation and implementation of a strategic business plan and budget designed to improve the Bank’s financial condition and credit risk management; a review and adoption of any necessary revisions to the Bank’s loan policy and loan review/grading program; a reduction of the Bank’s volume of adversely classified assets; and the continual monitoring of the Bank’s allowance for loan and lease losses. In addition, the Bank may not make any loans to borrowers who previously had loans charged-off by the Bank; must prepare a plan to effectively manage the Bank’s capital relative to its volume of adversely classified assets, anticipated growth and risk profile; and may not pay any dividends without regulatory consent. At December 31, 2007, the Bank considered itself to be in compliance with substantially all conditions of the Written Agreement.

Since entering into the Written Agreement, (i) the Board of Directors has realigned its operating committee structure to facilitate its involvement in the Bank; (ii) the Bank has added Richard Storm, Jr. as its President & Chief Executive Officer, and a new Chief Credit Officer, a new Commercial Lending Team Leader and an Executive Vice President of Special Projects; (iii) the Board has established a sub-committee to undertake a full review of all officers, senior managers, and department heads; (iv) the Board, upon the recommendation of the Loan Committee, has approved new appropriate lending authorities, scopes and limits for all loan officers; the Bank; (v) the Board has retained an independent third party which has conducted a loan review; (vi)  the Bank has commenced development and implementation of various plans to reduce the volume of classified loans; (vii) the Bank has charged off all assets classified as “loss” and established an allowance for loan losses that it has determined to be appropriate; (viii) the Bank has restricted transactions with the Company; and (ix) the Bank has prepared a formal business plan.

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

Marco Community Bank

As a state-chartered Federal Reserve member bank, the Bank is subject to the supervision and regulation of the Florida Department of Financial Services (“Florida Department”) and the Federal Reserve. The Bank’s deposits are insured by the FDIC for a maximum of $100,000 per depositor. For this protection, the Bank may be required to pay a quarterly statutory assessment. The assessment, if any, levied for deposit insurance will vary, depending on the capital position of the Bank, and other supervisory factors.  In 2007, the Bank was assessed and paid $259,000.00

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

Our operations are also subject to the:

•
Privacy provisions of the Gramm-Leach-Bliley Act of 1999, which requires us to maintain privacy policies intended to safeguard consumer financial information, to disclose these policies to our customers, and allow customers to “opt out” of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions;

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is in the process of evaluating the impact of SFAS 157 and does not anticipate it will have a material impact on the Company's consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides the Company with an option to report selected financial assets and liabilities at fair value. This statement is effective as of the beginning of a Company's first fiscal year beginning after November 15, 2007. Management is in the process of evaluating the impact of SFAS 159 and does not anticipate it will have a material effect on the Company's consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)").  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted.  SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred.  Management is in the process of evaluating the impact of SFAS 141(R) and does not anticipate it will have any current effect on the Company's consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160").  SFAS 160 provides the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.   Management is in the process of evaluating the impact of SFAS 160 and does not anticipate it will have a material effect on the Company's consolidated financial condition or results of operations.

ITEM 1A.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On June 18, 2004, we moved into our new headquarters office which is located at 1770 San Marco Road, Marco Island, Florida.  This is a two-story 12,500 square foot office condominium building, which was custom built to meet our specifications. The Bank owns the first floor and currently conducts all of its retail operations from this location.  There are four drive-through lanes, one of which has an ATM.  We have five teller stations in our lobby and nine offices for customer service personnel, loan officers and private banking.  There are staff facilities and a community room. MCB owns most of the second floor where its finance, loan and executive offices are located.  Approximately 1,168 square feet were sold to an unrelated third party in 2004.

In January 2007, the CLCC leased space on Marco Island, Florida where they conduct their commercial lending brokerage business.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

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

Calendar Quarter Ended	Low	High	Close

December 31, 2006	$13.85	$15.00	$13.85
March 31, 2007	13.00	14.75	13.75
June 30, 2007	12.50	18.75	17.00
September 30, 2007	10.01	17.70	10.01
December 31, 2007	6.75	12.25	8.00

As of December 31, 2007, MCBI common stock was held by approximately 407 shareholders.

Our ability to pay cash dividends will depend almost entirely upon the amount of dividends that the Bank will be permitted to pay by statute or regulation. Additionally, Florida law provides that we may only pay dividends if the dividend payment would not render us insolvent, or unable to meet our obligations as they come due. As a state-chartered bank, the Bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the Bank’s capital under certain circumstances without the prior approval of the Florida Department and the Federal Reserve. Presently, the Bank’s written agreement with the Federal Reserve and the Florida Department prohibits the Bank from paying any dividends without regulatory approval.  Furthermore, except with the prior approval of the Florida Department, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts.  On February 20, 2007 the Board of Directors declared a $0.12 cash dividend on all outstanding common shares of stockholders of record on March 16, 2007 which was distributed on April 16, 2007.

The following table sets forth information about the number of shares reserved for issuance under our stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Stock option plans approved by security holders	264,701	$9.03	80,577

Equity compensation plans not approved by security holders	0	N/A	0

Total	264,701	$9.03	80,577

The following graph compares Marco Community Bancorp, Inc.’s cumulative stockholder return on our common stock with: (i) SNL Financial LC’s index for southeastern banks and bank holding companies; and (ii) the Russell 3000 Index, which pertains to listed companies representing 98% of the U.S. market for the period from October 4, 2005 to December 31, 2007, inclusive. The graph assumes an initial investment of $100 on October 4, 2005.

MARCO COMMUNITY BANCORP, INC.

		Period Ending
Index	10/04/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07
Marco Community Bancorp, Inc.	100.00	199.22	197.36	163.19	203.92	95.96
Russell 3000	100.00	103.08	106.41	119.28	127.76	125.41
SNL Southeast Bank Index	100.00	110.27	116.71	129.31	122.02	97.41

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

December 31,	2007	2006

(Dollars In Thousands, except per share data.)
Statement of Operations Data:
Total interest income	$11,216	12,200
Total interest expense	5,789	4,967
Net interest income before provision for loan losses	5,427	7,233
Provision for loan losses	8,110	348
Net interest (expense) income after provision for loan losses	(2,683)	6,885
Noninterest income	1,026	453
Noninterest expense	6,453	4,264
(Loss) earnings before tax	(8,110)	3,074
Income (benefit) taxes	(3,015)	1,220
Net (loss) earnings	$(5,095)	1,854
Dividends on preferred stock	35	-
Net (loss) earnings available to common shareholders	$(5,130)	1,854

Balance Sheet Data:
Total assets	149,531	166,000
Total cash and cash equivalents	11,174	26,905
Interest-earning assets	139,613	160,992
Investment securities	6,570	2,330
Loans, net	119,876	130,988
Allowance for loan losses	3,794	2,047
Deposits	123,713	142,293
Stockholders’ equity	22,818	22,678

Share Data:
Basic (loss) income per common share	$(1.61)	0.62
Diluted (loss) income per common share	(1.61)	0.58
Book value per common share	5.56	7.19
Weighted average shares outstanding - basic	3,191	3,014
Weighted average shares outstanding – diluted	3,191	3,211
Total common shares outstanding	3,222	3,156

Performance Ratios:
Return on average assets	(3.08)%	1.14%
Return on average common stockholders’ equity	(24.12)%	8.98%
Interest-rate spread during the period	2.87%	4.09%
Net interest margin	3.43%	4.60%
Efficiency ratio[1]	100.00%	55.48%

Asset Quality Ratios:
Allowance for loan losses to period end loans	3.07%	1.54%
Net charge-offs to average loans	4.84%	N/A
Nonperforming assets to period end total assets	8.18%	0.78%

Capital and Liquidity Ratios:
Average equity to average assets	13.53%	12.65%
Leverage (4.00% required minimum)	10.86%	10.73%

Risk-based capital:
Tier 1	13.97%	12.10%
Total	15.24%	13.18%
Average loans to average deposits	93.24%	93.84%

(1)	Efficiency ratio = Non-interest expense divided by the total of net interest income before provision for loan losses plus non-interest income (excluding net securities gains and losses).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2007 and 2006 and the Periods then Ended

General

Marco Community Bancorp, Inc., a Florida corporation (the “Holding Company”), was incorporated on January 28, 2003 for the purpose of operating as a one-bank holding company. The Holding Company currently owns 100% of the outstanding shares of Marco Community Bank (the "Bank") and Commercial Lending Capital Corp. (“CLCC”) (formally known as MCB Commercial Lending Corp.) (collectively, the “Company”). The Holding Company’s only business is the ownership and operation of the Bank and CLCC. The Bank is a Florida-chartered commercial bank which opened for business on August 18, 2003.  The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals from its banking office located in Marco Island, Florida. CLCC operates as a commercial loan brokerage business.

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

The allowance for loan losses is also discussed as part of "Results of Operations" and in Note 1 to the consolidated financial statements.

Liquidity and Capital Resources

Our total assets at December 31, 2007 were $149.5 million and net loans were $119.9 million, while at December 31, 2006, total assets were $166.0 million and net loans were $ 131.0 million. Deposits totaled $123.7 million at December 31, 2007 and $142.3 million at December 31, 2006.  The Company’s primary source of cash during the period ended December 31, 2007, was net proceeds from the issuance of preferred stock of $4.9 million.  Cash was used primarily to fund the net decrease in deposits of $18.6 million and to purchase securities for $4.9 million.  In 2006, the primary source of cash was deposit inflows of $4.9 million.  In 2006, cash was used primarily to increase investments in Federal Funds sold by $7.2 million.  At December 31, 2007, we had no outstanding commitments to originate loans, commitments to borrowers for available lines of credit totaled $26.1 million and we had time deposits of $68.9 million maturing in the next twelve months. At December 31, 2006, we had no outstanding commitments to originate loans.   Commitments to borrowers for available lines of credit totaled $29.0 million and time deposits totaled $67.3 million maturing in the next twelve months. We expect to fund our commitments from the sources described above and could adjust the interest-rates paid on deposits if necessary to attract or retain time deposit accounts.

Regulation and Legislation

As a state-chartered commercial bank and registered bank holding company, we are subject to extensive regulation by the Florida Department of Financial Services ("Florida DFS") and the Federal Reserve Board of Governors (“FRB”). We file reports with the Florida DFS and the FRB concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  Periodic examinations are performed by the Florida DFS and the FRB to monitor our compliance with the various regulatory requirements.  As described in “Description of Business.” The Bank currently is party to a written agreement with the Federal Reserve Bank and the Florida Office of Financial Regulation.

Credit Risk

Our primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitudes of which depend on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2007, the Company had $12.2 million in non-accrual loans and no loans which were over 90 days past due and still accruing interest.  At December 31, 2006, the Company had $1.3 million in non-accrual loans and no loans which were over 90 days past due and still accruing interest.  During the year ended December 31, 2007 the Company charged off loan balances of $6.4 million.  During the year ended December 31, 2006, we had no charge-offs of loan balances.

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

The Company grants the majority of its loans to borrowers throughout Collier  County, Florida.  Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy in Florida.  The Company does not have significant concentrations to any one industry or customer. The Company does have 11 loans with original terms of one year, aggregating $5.7 million at December 31, 2007, the primary source of repayment is the sale of the related collateral or the conversion of the existing debt into debt at another financial institution. The majority of these loans are located in Duval, Hillsborough and Pinellas Counties.  With the uncertain real estate market in Florida, obtaining refinancing or sale of the collateral may be difficult or impossible. Management is closely monitoring these loans and believes the loan loss allowance at December 31, 2007 is adequate.

Summary of Loan Loss Experience

An analysis of the Bank’s allowance for loan losses is furnished in the following table ($ in thousands);

For the period ending December 31,	2007	2006

Total loans outstanding at the end of the period:	$123,587	$132,960
Allowance at beginning of period:	$2,047	$1,699
Loans charged-off during the period:
Loans secured by real estate	(6,366)	0
Recoveries of loans previously charged off:	3	0
Provision charged to operations:	8,110	348
Allowance at end of period:	$3,794	$2,047
Average loans outstanding during the period:	$131,524	$132,185
Ratio of net charge-offs to average loans outstanding:	4.84%	N/A
Allowance as a percentage of total loans:	3.07%	1.54%
Allowance as a percentage of nonperforming and non accrual loans:	33.9%	163.2%

At December 31, 2007 and 2006 the allowance was allocated as follows ($ in thousands):

	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	2007		2006
Commercial real estate	$1,414	25.8%	$476	18.3%
Commercial	1,324	33.0	529	32.5
Residential real estate	797	19.8	523	24.6
Consumer	13	0.9	24	1.5
Home equity loans and lines of credit	246	20.5	495	23.1
Total	$3,794	100.0%	$2,047	100.0%

Investment Activity

Investment activities serve to enhance overall yield on earning assets while supporting interest rate sensitivity and liquidity positions.  Securities may be classified as either trading, held-to-maturity or available-for-sale.  Trading securities are held principally for resale and recorded at their fair values.  Unrealized gains and losses on trading securities are included immediately in operations.  Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale securities consist of securities not classified as trading securities or as held-to-maturity securities.

The securities have been classified according to management’s intent.  Following are summaries of the securities (in thousands):

	Amortized	Fair
	Cost	Value
Securities Available for Sale:
At December 31, 2007-
U.S. Government and Federal Agencies	$1,000	1,009

Securities Held to Maturity:
At December 31, 2007:
U.S. Government and Federal Agencies	2,330	2,353
Mortgage-backed securities of U.S government agencies	3,231	3,253

	$5,561	5,606
At December 31, 2006:
U.S. Government and Federal Agencies	2,330	2,323
Mortgage-backed securities of U.S government agencies	-	-

	$2,330	$2,323

The following table indicates the respective maturity and weighted-average yield of the securities held at December 31, 2007 (dollars in thousands):

	After One Year to Five Years		After Five Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield

Securities available for sale:

U.S. Government agency	$1,000	5.20%	-	-	$1,000	5.20%

Securities held to maturity:

U.S. Government agency	2,330	5.45%	-	-	2,330	5.45%

Mortgage-backed and related instruments	-	-	3,231	5.37%	3,231	5.37%

Total	$3,330	5.37%	$3,231	5.37%	$6,561	5.37%

Loan Portfolio Composition

Commercial loans comprise the largest group of loans in our portfolio amounting to $40.8 million or 33.0% of the total loan portfolio at December 31, 2007.  At December 31, 2006, commercial loans amounted to $43.2 million, or 32.5% of the total loan portfolio.  At December 31, 2007, home equity loans and lines of credit were $25.3 million, loans secured by commercial real estate were $31.9 million, residential real estate loans amounted to $24.5 million and consumer loans totaled $1.1 million. At December 31, 2006, home equity loans and lines of credit were $30.7 million, loans secured by commercial real estate were $24.3 million, residential real estate loans amounted to $32.8 million and consumer loans totaled $2.0 million.

The following table sets forth the composition of the loan portfolio:

At December 31, 2007 ($ in thousands)	Amount	% of Total

Commercial real estate	$31,925	25.8%
Commercial	40,778	33.0
Residential real estate	24,503	19.8
Consumer	1,107	0.9
Home equity loans and lines of credit	25,274	20.5
Total loans	123,587	100.0%
Add (subtract):
Deferred loan costs, net	83
Allowance for loan lossess	(3,794)
Loans, net	$119,876

At December 31, 2006 ($ in thousands)	Amount	% of Total

Commercial real estate	$24,311	18.3%
Commercial	43,152	32.5
Residential real estate	32,772	24.6
Consumer	2,038	1.5
Home equity loans and lines of credit	30,687	23.1
Total loans	132,960	100.0%
Add (subtract):
Deferred loan costs, net	75
Allowance for loan lossess	(2,047)
Loans, net	$130,988

The following table sets forth the maturities of loans outstanding as of December 31, 2007 (in thousands):

	Due in 1 Year or Less	Due After 1 Year but Before 5 Years	Due After 5 Years but before 10 Years	Total
Commercial real estate	$11,495	$15,431	$4,999	$31,925
Commercial	13,199	21,609	5,970	40,778
Residential real estate	734	14,747	9,022	24,503
Consumer	40	666	401	1,107
Home equity loans and lines of credit	-	154	25,120	25,274
Total	$25,468	$52,607	$45,512	$123,587

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

As of December 31, 2007, and 2006, no concentrations of loans exceeding 10% of total loans existed which were not disclosed as a separate category of loans.

Sensitivity of Loans to Changes in Interest Rates.

The following table as of December 31, 2007, sets forth the dollar amounts of loans due after one year which had predetermined interest rates and loans due after one year which had floating or adjustable interest rates (dollars in thousands).

	Fixed	Adjustable	Total
Commercial real estate	$5,690	$14,740	$20,430
Commercial	16,246	11,333	27,579
Residential real estate	1,112	22,657	23,769
Consumer	91	976	1,067
Home equity loans and lines of credit	-	25,274	25,274
Total	$23,139	$74,980	$98,119

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

In 2007, non-accrual loans increased by $10.9 million. $5.7 million of the current $12.2 million total represents the outstanding balances of the loan pools discussed in detail later in this report. Two related loans secured by marinas represent $3.2 million of the increase and $2.3 million non-accrual loans are the result of non-payments by borrowers on loans made for residential real estate purposes.

Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  Losses are recognized where appropriate.

The following is a summary of non-performing loans (dollars in thousands):

At December 31,	2007	2006
Non-accrual loans	$12,200	$1,300
Restructured loans	-	-
Total	$12,200	$1,300
Non-performing loans as a percentage of total loans	9.87%	.98%

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

The following is a table showing the amounts of contractual interest income and actual interest income recorded on non-accrual and restructured loans (in thousands):

At December 31,	2007	2006
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	$1,679	$133
Interest income recorded during the year	780	33

At December 31, 2007 and 2006 the Company had no loans which were over 90 days past due and still accruing interest.

As of December 31, 2007, the Bank had $5.7 million in outstanding loans that were acquired in loan pool purchases. These short term loans were to borrowers with high credit scores and were used to finance the borrowers’ acquisition and renovation of residential real estate primarily in Duval and Hillsborough Counties, Florida. Due to liquidity and pricing weaknesses in those markets, as well as the financial deterioration of the loans’ servicer, we have concluded that the likelihood of full repayment of those loans is unlikely. In 2007, the Bank charged-off $4.7 million related to these loans. The Bank is actively engaged in attempting to mitigate additional losses and is evaluating its options, including but not limited to, selling the loan pools or accepting assignment of individual loans and pursuing refinancing or foreclosures. As of February 29, 2008, the outstanding balance of these loans was $3.8 million as the result of repayments and sales of individual loans

Off-Balance Sheet Arrangements

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

Unused lines of credit, unfunded construction loans and commitments to extend credit typically result in loans with a market interest rate.

The following table is a summary of the amounts of the financial instruments, with off-balance sheet risk, at December 31, 2007:

Off-Balance Sheet Arrangements:	Contract Amount (in thousands)

Commitments to extend credit	$-
Unfunded construction loans	2,309
Unused lines of credit	26,051
Standby letters of credit	-

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Bank’s liquidity position was initially established through the Holding Company’s purchase of $ 6.4 million of the common stock of the Bank. In 2007, the Holding Company contributed an additional $4.5 million to the Bank’s capital.  In 2006, the Holding Company contributed an additional $1.3 million to the Bank’s capital.  As the Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Bank deposits were $123.7 million at December 31, 2007 and $ 142.3 million at December 31, 2006. Below are the pertinent liquidity balances and ratios at December 31, 2007 and 2006 ($ in thousands).

At December 31,	2007	2006
Cash and cash equivalents	$11,174	$26,905
Time deposits over $100,000 to total deposits ratio	27.5%	21.1%
Loan to deposit ratio	99.9%	93.4%
Brokered deposits	$19,728	$36,499

Cash and cash equivalents are the primary source of liquidity. At December 31, 2007, cash and cash equivalents amounted to $11.2 million, representing 7.5% of total assets. At December 31, 2006, cash and cash equivalents amounted to $26.9 million, representing 16.2 % of total assets.  At December 31, 2007 and December 31, 2006, large denomination certificates accounted for 27.5% and 21.1%, respectively, of total deposits. Large denomination time deposits generally are more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination time deposits and periodically adjusts the Bank’s rates in accordance with market demands. Significant withdrawals of large denomination time deposits may have a material adverse effect on the Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from bank customers residing outside of Collier County, Florida, the volatility of such deposits is higher than if such deposits were obtained from depositors residing inside of Collier County, as outside depositors are generally more likely to be interest rate sensitive. Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2007 and 2006, the Bank had $19.7 million and $36.5 million, respectively, in brokered deposits in its portfolio. Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Bank’s liquidity increasing or decreasing in any material way in the foreseeable future.

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007, that the Bank met all capital adequacy requirements to which they are subject.  As of December 31, 2007, the most recent notification from the regulatory authorities categorized the Bank as well capitalized.  An institution must maintain certain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.  See Note 11 to the Consolidated Financial Statements for the actual capital amounts and ratios.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest-rate swaps.  Our market risk arises primarily from interest-rate risk inherent in our lending and deposit taking activities. To that end, we actively monitor and manage our interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 7 of Notes to Consolidated Financial Statements.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest-rate sensitive” and by monitoring an institution's interest rate sensitivity “gap.” An asset or liability is said to be interest-rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as rate sensitive assets/rate sensitive liabilities. A gap ratio of 1.0 represents perfect matching. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2007 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

	Three Months	More Than Three Months to One Year	More Than One Year To Five Years	More Than Five Years to Fifteen Years	Over Fifteen Years	Total
Loans (1):
Variable rate	$39,043	5,608	14,465	-	-	59,116
Fixed rate	10,588	5,524	36,790	11,569	-	64,471
Total loans	49,631	11,132	51,255	11,569	-	123,587
Federal funds sold	8,695	-	-	-	-	8,695
Investment securities	-	-	6,570	-	-	6,570
Federal Reserve and FHLB stock	-	-	-	761	-	761
Total rate-sensitive assets	58,326	11,132	57,825	12,330	-	139,613
Deposit accounts:
Savings, NOW and money market deposits (2)	38,342	-	-	-	-	38,342
Time deposits (2)	16,637	52,265	12,401	-	-	81,303
Repurchase Agreements	1,232	-	-	-	-	1,232

Total rate-sensitive liabilities	56,211	52,265	12,401	-	-	120,877
GAP repricing differences	$2,115	(41,133)	45,424	12,330	-	18,736
Cumulative GAP	$2,115	(39,018)	6,406	18,736	18.736	18,736
Cumulative GAP/total assets	1.4%	(26.1)	4.3%	12.5%	12.5%	12.5%

(1)
In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature.  Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the loan portfolio at December 31, 2007 (in thousands):

Years Ending December 31,	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Home Equity and Lines of Credit	Total
2008	$11,710	$13,711	$1,041	$73	$21	$26,556
2009 - 2012	15,253	21,279	14,734	716	85	52,067
2013 and beyond	4,962	5,788	8,728	318	25,168	44,964

Total	$31,925	$40,778	$24,503	$1,107	$25,274	$123,587

Of the $97.0 million of loans due after 2008, 23.6% of such loans have fixed-interest rates and 76.4% have adjustable interest rates.

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

We have emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

At December 31,	2007		2006
	Amount	% of Deposits	Amount	% of Deposits

Non-interest-bearing deposits	$4,068	3.3%	$4,002	2.8%
Savings	10,501	8.5	17,133	12.0
NOW and money market deposits	27,841	22.5	31,461	22.1
Subtotal	42,410	34.3	52,596	36.9
Certificates of deposits:
0.00% - 2.99%	3	.0	2	.1
3.00% - 3.99%	3,892	3.2	5,937	4.2
4.00% - 4.99%	28,279	22.8	35,024	24.6
5.00% - 5.99%	49,088	39.7	48,734	34.2
6.00% - 6.49%	41	.0	-	-
Total certificates of deposit	81,303	65.7	89,697	63.1
Total deposits	$123,713	100.0%	$142,293	100.0%

Jumbo certificates accounted for $34.1 million of our deposits at December 31, 2007 and $30.0 million of our deposits at December 31, 2006.  The Company held $19.7 million in brokered deposits at December 31, 2007 and $36.5 million at December 31, 2006.

Maturity terms, service fees, and withdrawal penalties are established by the Company on a periodic basis.  The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Average Deposit Balance and Rates

The following table sets forth the average balance and weighted average rates for the period indicated (dollars in thousands).

At December 31,	2007			2006
	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposit
Noninterest bearing demand deposits	$4,212	-%	3.0%	$5,440	-%	3.9%
NOW accounts	18,121	1.15	12.8	17,140	1.00	12.2
Money market accounts	11,839	4.09	8.4	8,663	3.02	6.1
Regular savings	13,904	2.45	9.9	25,851	2.40	18.3
Time deposits	92,983	5.10	65.9	83,770	4.67	59.5
Total average deposits	$141,059	4.10%	100.0%	$140,864	3.53%	100.0%

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

At December 31, 2007

Due in three months or less	$7,928
Due in more than three to twelve months	20,788
Due in more than one year to three years	4,205
Due in more than three years	1,155
Total	$34,076

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

For the Year Ended December 31,		2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
Interest-earning assets:
Loans	$131,524	9,843	7.48%	$132,185	10,937	8.27%
Investment Securities	5,688	300	5.27	804	43	5.35
Other interest-earning assets (1)	21,054	1,073	5.10	24,201	1,220	5.04

Total interest-earning assets	158,266	11,216	7.09	157,190	12,200	7.76

Noninterest-earning assets	6,988			6,045

Total assets	$165,254			$163,235

Interest-bearing liabilities:
Savings	13,904	340	2.45	25,851	620	2.40
Money market and NOW deposits	29,960	693	2.31	25,803	433	1.68
Time deposits	92,983	4,744	5.10	83,770	3,914	4.67

Total interest-bearing deposits	136,847	5,777	4.22	135,424	4,967	3.67

Repurchase agreements	298	12	4.03	-	-	-

Total interest-bearing liabilities	137,145	5,789	4.22	-	4,967	-

Noninterest-bearing liabilities	5,749			7,157
Stockholders’ equity	22,360			20,654

Total liabilities and stockholders’ equity	$165,254			$163,235

Net interest/dividend income		$5,427			$7,233
Interest-rate spread (2)			2.87%			4.09%

Net interest margin (3)			3.43%			4.60%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.15			1.16
________________________________
(1)	Includes interest-bearing deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income dividend by average interest-earning assets.

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

	Increase (Decrease) Due to

	Rate	Volume	Rate/Volume	Total
	(In thousands)
Year Ended December 31, 2007 vs. 2006:

Interest-earning assets:
Loans	$(1,044)	$(55)	$5	$(1,094)
Investment securities	(1)	262	(4)	257
Other interest-earning assets	15	(160)	(2)	(147)

Total	(1,030)	47	(1)	(984)

Interest-bearing liabilities:
Deposits:
Savings, demand, money-market and NOW deposits	164	(159)	(25)	(20)
Time deposits	360	430	40	830
Repurchase agreements	-	-	12	12
Total	524	271	27	822

Net change in net interest income	$(1,554)	$(224)	$(28)	$(1,806)

Non-Interest Expense

Non-interest expense for the year ended December 31, 2007 was $6.5 million and $ 4.3 million at December 31, 2006. As a percent of total average assets, non-interest expense amounted to 3.9% at December 31, 2007 and 2.6% at December 31, 2006.

The components of non-interest expense for the periods indicated are set forth below (in thousands):

	2007	2006
Salaries and benefits	$3,007	$2,472
Occupancy and equipment	648	530
Data processing	251	214
Advertising	192	164
Professional fees	474	253
Director Fees	15	77
Other Real Estate owned	872	-
General operating expenses	994	554
Total non-interest expense	$6,453	$4,264

Comparison of the Years Ended December 31, 2007 and 2006

General. Net losses for the year ended December 31, 2007 were $5.1 million or a net loss of $1.61 per basic and diluted common share compared to net earnings of $1.9 million or $0.62 per basic and $0.58 per diluted common share for 2006. The Company’s net loss in 2007 was primarily due to the increase in the provision for loan loss of $7.8 million in 2007 as compared to 2006..

Interest Income. Interest income decreased to $11.2 million for the year ended December 31, 2007 from $12.2 million for the year ended December 31, 2006.  Interest income decreased primarily due to lower yields in the portfolio as a result of higher levels of nonaccrual loans. Interest on other interest-earning assets decreased from $1.2 million for the year ended December 31, 2006 to $1.1 million for the year ended December 31, 2007 due to a decrease in the average balance in 2007.

Interest Expense. Interest expense on deposits increased to $5.8 million, for the year ended December 31, 2007 from $5.0 million in 2006. Interest expense increased due to an increase in the average balances in 2007 combined with an increase in the weighted average cost of deposits.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending we conduct, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. The provision for loan losses was $8.1 million for the year ended December 31, 2007 compared to $348,000 for 2006.  This increase was primarily due to an increase in impaired loans in 2007 as compared to 2006.  The downturn in the real estate market in Southwest Florida has prompted us to increase the allowance for loan losses in our loan portfolio.  The allowance for loan losses is $3.8 million at December 31, 2007. While management believes its allowance for loan losses is adequate as of December 31, 2007, future adjustments to our allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the determination.

Non-interest Income. Non-interest income increased from $453,000 for the year ended December 31, 2006 to $1.0 million for the year ended December 31, 2007.  The increase was mainly due to an increase in loan brokerage fees from CLCC.

Non-interest Expense. Total non-interest expense increased to $6.5 million for the year ended December 31, 2007 from $4.3 million for 2006. Non-interest expense increased primarily due to an increase in other real estate owned expenses in addition to salaries, occupancy, other non-interest expense and professional fees.

Income Taxes. The Company recorded an income tax benefit of $3.0 million for the year-end December 31, 2007 (an effective rate of 37.2%) compared to an income tax provision of $1.2 million for the year ended December 31, 2006 (an effective rate of 39.7%).

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information required by this item is included in Item 6 of Part II of this report under the heading “Selected Quarterly Financial Data” and is incorporated by reference.  All other information required by this item is included in Item 15 of Part IV of this report and is incorporated into this item by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Marco Community Bancorp, Inc. did not have any disagreements with accountants on accounting and financial disclosures during 2007 or 2006.

ITEM 9A (T).	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that MCBI files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, MCBI’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls over financial reporting were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls

We have made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within MCBI have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2007.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the sections entitled “General Information,” “Election of Directors” and “Board of Directors” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2008.

As of December 31, 2007, MCBI’s Board was still considering whether to adopt a specific code of ethics that applies to its principal executive officer and principal financial officer.

ITEM 11.	EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the section entitled “Executive and Board Compensation” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The Company hereby incorporates by reference the section entitled “Beneficial Stock Ownership of Directors and Executive Officers” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2008.

Changes in Control

At December 31, 2007, the Company was not aware of any arrangements that may result in a change in control of it.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company hereby incorporates by reference Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item appears in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption, “Certain Transactions”, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company hereby incorporates by reference the section entitled “Ratification of the Appointment of the Independent Auditors for the Fiscal Year Ending December 31, 2007” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2008.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report at pages 33 through 61

•	Consolidated Financial Statements of Marco Community Bancorp, Inc. (including all required schedules):

1.	Independent Auditor’s Report;
2.	Consolidated Balance Sheets at December 31, 2007 and 2006;
3.	Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income (Loss), and Statements of Cash Flows for years ended December 31, 2007 and 2006.
4.	Notes to Consolidated Financial Statements

•	Exhibits

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

Exhibit No.	Description of Exhibit

(a)	3.1 Articles of Incorporation of Marco Community Bancorp, Inc
(a)	3.2 Bylaws of Marco Community Bancorp, Inc.
(a)	4.1 Specimen Common Stock Certificate
(d)	10.1 Employee’s Stock Option Plan
(d)	10.2 Directors’ Stock Option Plan
(d)	10.3 Advisory Directors’ Stock Option Plan
10.4 Employee Severance Agreement with Paul Nidasio
10.5 Employee Severance Agreement with Anthony Iannotta
10.6 Employee Severance Agreement with David Klein
31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32. 1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES
Marco Island, Florida

Audited Consolidated Financial Statements

At December 31, 2007 and 2006 and the Years Then Ended

(Together with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.
Marco Island, Florida:

We have audited the accompanying consolidated balance sheets of Marco Community Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 12, 2008

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At December 31,
	2007	2006
Assets

Cash and due from banks	$2,479	2,437
Federal funds sold	8,695	22,327
Interest-bearing deposits	-	2,141

Total cash and cash equivalents	11,174	26,905

Security available for sale	1,009	-
Securities held to maturity (fair value of $5,606 and $2,323)	5,561	2,330
Loans, net of allowance for loan losses of $3,794 in 2007 and $2,047 in 2006	119,876	130,988
Other real estate owned	2,857	-
Other real estate owned	2,857	-
Premises and equipment, net	3,360	3,590
Federal Reserve Bank stock, at cost	468	424
Federal Home Loan Bank stock, at cost	293	345
Accrued interest receivable	602	887
Deferred income taxes	2,020	228
Other assets	2,311	303

Total assets	$149,531	166,000

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	4,068	4,002
Savings, NOW and money-market deposits	38,342	48,594
Time deposits	81,303	89,697

Total deposits	123,713	142,293

Repurchase agreements	1,232	-
Official checks	797	389
Dividends payable	35	-
Accrued interest payable and other liabilities	936	640

Total liabilities	126,713	143,322

Commitments (Notes 4 and 7)

Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Preferred stock, series B, $51,000 liquidation value; 125 shares authorized, 96 shares outstanding	4,896	-
Common stock, $.01 par value; 9,000,000 shares authorized, 3,222,421 and 3,156,009 shares issued and outstanding in 2007 and 2006	32	32
Additional paid-in capital	20,874	20,165
(Accumulated deficit) retained earnings	(2,993)	2,481
Accumulated other comprehensive income	9	-

Total stockholders' equity	22,818	22,678

Total liabilities and stockholders' equity	$149,531	166,000

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006
Interest income:
Loans	$9,843	10,937
Securities	300	43
Other interest-earning assets	1,073	1,220

Total interest income	11,216	12,200

Interest expense:
Deposits	5,777	4,967
Other borrowings	12	-

Total interest expense	5,789	4,967

Net interest income	5,427	7,233

Provision for loan losses	8,110	348

Net interest (expense) income after provision for loan losses	(2,683)	6,885

Noninterest income:
Service charges on deposit accounts	25	29
CLCC loan brokerage fees	827	221
Other service charges and fees	174	203

Total noninterest income	1,026	453

Noninterest expenses:
Salaries and employee benefits	3,007	2,472
Occupancy and equipment	648	530
Data processing	251	214
Advertising	192	164
Professional fees	474	253
Telephone	84	54
Insurance	60	38
Director fees	15	77
Stationary and supplies	46	47
Other real estate owned	872	-
Other	804	415

Total noninterest expenses	6,453	4,264

(Loss) earnings before income taxes	(8,110)	3,074

Income tax (benefit) provision	(3,015)	1,220

Net (loss) earnings	(5,095)	1,854

Accrued dividends on preferred stock	35	-

Net (loss) earnings available to common shareholders	$(5,130)	1,854

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations, Continued
($ in thousands, except per share amounts)

	2007	2006

Net (loss) earnings per common share, basic	$(1.61)	0.62

Weighted-average number of common shares outstanding, basic	3,191	3,014

Net (loss) earnings per common share, diluted	$(1.61)	0.58

Weighted-average number of common shares outstanding, diluted	3,191	3,211

Dividends per common share	$0.12	0.10

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2007 and 2006
($ in thousands)

			Accumulated
			Retained	Other
		Additional	Earnings	Compre-	Total
	Preferred	Common	Paid-In	(Accumulated	hensive	Stockholders'
	Stock	Stock	Capital	Deficit)	Income	Equity

Balance at December 31, 2005	$-	28	17,420	924	-	18,372

Net earnings	-	-	-	1,854	-	1,854

Exercise of stock warrants (260,587 shares)	-	3	2,082	-	-	2,085

Exercise of stock options (52,473 shares) including tax benefit of $190	-	1	507	-	-	508

Share-based compensation	-	-	156	-	-	156

Cash dividends paid	-	-	-	(297)	-	(297)

Balance at December 31, 2006	-	32	20,165	2,481	-	22,678

Comprehensive income:
Net loss	-	-	-	(5,095)	-	(5,095)

Other comprehensive income, change in unrealized gain on security available for sale, net of tax effect	-	-	-	-	9	9

Comprehensive income						(5,086)

Exercise of stock options (66,412 shares) including tax benefit of $220	-	-	636	-	-	636

Issuance of preferred stock	4,896	-	-	-	-	4,896

Share-based compensation	-	-	108	-	-	108

Dividends paid - common	-	-	-	(379)	-	(379)

Dividends accrued - preferred	-	-	(35)	-	-	(35)

Balance at December 31, 2007	$4,896	32	20,874	(2,993)	9	22,818

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(5,095)	1,854
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	283	285
Share-based compensation	108	156
Provision for loan losses	8,110	348
Deferred income (benefit) taxes	(1,792)	69
Amortization of loan fees and costs, net	37	(10)
Amortization of securities held to maturity	2	-
Decrease (increase) in accrued interest receivable	285	(177)
Increase in other assets	(2,008)	(104)
Write down of other real estate owned	758	-
Loss on sale of other real estate owned	15	-
Increase (decrease) in official checks, accrued interest payable and other liabilities	704	(642)

Net cash provided by operating activities	1,407	1,779

Cash flows from investing activities:
Purchase of Federal Reserve Bank stock	(44)	(52)
Redemption (purchase) of Federal Home Loan Bank stock	52	(345)
Purchase of security available for sale	(1,000)	-
Purchases of securities held to maturity	(3,924)	(2,330)
Principal payments on securities held to maturity	691	-
Loan originations, net of principal repayments	(1,934)	1,447
Proceeds from sale of other real estate owned	1,269	-
Purchase of premises and equipment	(53)	(139)

Net cash used in investing activities	(4,943)	(1,419)

Cash flows from financing activities:
Net (decrease) increase in deposits	(18,580)	4,908
Net increase in repurchase agreements	1,232	-
Proceeds from exercise of common stock warrants and options	416	2,403
Net proceeds from issuance of preferred stock	4,896	-
Tax benefit from exercise of stock options	220	190
Common dividends paid	(379)	(297)

Net cash (used in) provided by financing activities	(12,195)	7,204

Net (decrease) increase in cash and cash equivalents	(15,731)	7,564

Cash and cash equivalents at beginning of year	26,905	19,341

Cash and cash equivalents at end of year	$11,174	26,905

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Year Ended December 31,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,756	4,845

Income taxes	$660	1,374

Noncash transactions:
Change in accumulated other comprehensive income, net change in unrealized gain on security available for sale, net of tax	$9	-

Loans reclassified to foreclosed assets	$4,899	-

Preferred dividends payable	$35	-

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2007 and 2006 and for the Years Then Ended

(1)	Summary of Significant Accounting Policies
Organization.  Marco Community Bancorp, Inc. (the "Holding Company") which was incorporated on January 28, 2003 owns 100% of the outstanding common stock of Marco Community Bank (the "Bank") and Commercial Lending Capital Corp. ("CLCC") (formerly MCB Commercial Lending Corp.) (collectively the "Company").  The Holding Company's only business activity is the operation of the Bank and CLCC.  The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.  CLCC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints.

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

The Bank is required by law or regulation to maintain cash reserves, in accounts with other banks or in the vault.  At December 31, 2007 and 2006, the Bank was required to maintain cash reserves in the amount of $353,000 and $359,000, respectively, with the Federal Reserve.

 (continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued
Securities.  Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities are held principally for resale and recorded at their fair values.  Unrealized gains and losses on trading securities are included immediately in operations.  Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.  Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities.  Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from operations and reported in comprehensive income.  Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in operations as realized losses.  Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued
Allowance for Loan Losses, Continued.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components.  The specific components relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonclassified loans and is based on industry historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate and investor real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, residential, home equity loans, and lines of credit for impairment disclosures.

Other Real Estate Owned.    Assets acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the related loan balance or the fair value at the date of foreclosure establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations are included in the consolidated statements of earnings.

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

Fair Values of Financial Instruments.  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company's various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  Certain financial instruments and all nonfinancial instruments are excluded from fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents.  The carrying amounts of cash and cash equivalents approximates their fair value.

Securities.  Fair value for the securities are based on a quoted market price.

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

Repurchase Agreements.  The carrying amounts of repurchase agreements approximate their fair values.

Off-Balance-Sheet Instruments.  Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

Earnings (Loss) Per Common Share ("EPS"). Earnings (loss) per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and convertible preferred stock are not considered dilutive securities for the twelve months ended December 31, 2007 due to the net loss incurred by the Company.  Outstanding stock options are considered dilutive securities in 2006 for purposes of calculating diluted EPS which is computed using the treasury stock method. The following table presents the calculations of EPS (in thousands, except per share amounts).

	2007			2006
		Weighted-	Per	Weighted-	Per
		Average	Share	Average	Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
Basic EPS-
Net (loss) earnings available to common stockholders	$(5,130)	3,191	$(1.61)	$1,854	3,014	$0.62

Effect of dilutive securities-
Incremental shares from assumed conversion of options		-			197

Diluted EPS-
Net (loss) earnings available to common stockholders and assumed conversions	$(5,130)	3,191	$(1.61)	$1,854	3,211	$0.58

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued
Share-Based Compensation.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively, "SFAS 123") and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company accelerated the vesting of all unvested options in the Directors' Plan in 2005, primarily to reduce noncash compensation expense that would have been recorded in its consolidated statements of operations in future years due to the adoption of SFAS No. 123(R) in January 2006.  In accordance with SFAS 123, in 2005 the Company expensed the remaining unrecognized compensation cost associated with these options in the proforma disclosure.  At December 31, 2005, all options in the Directors' Plan were exercisable.  In 2007, two directors resigned and exercised 11,250 stock options resulting in a net expense of $14,500 for the stock options that would not have been fully vested under the original vesting schedule.  In March 2006, one director resigned and exercised 7,500 stock options resulting in a net expense of $10,000.

  (continued)

  MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued
Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is in the process of evaluating the impact of SFAS 157 and does not anticipate it will have a material impact on the Company's consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides the Company with an option to report selected financial assets and liabilities at fair value. This statement is effective as of the beginning of a Company's first fiscal year beginning after November 15, 2007. Management is in the process of evaluating the impact of SFAS 159 and does not anticipate it will have a material effect on the Company's consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)").  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted.  SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred.  Management is in the process of evaluating the impact of SFAS 141(R) and does not anticipate it will have any current effect on the Company's consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160").  SFAS 160 provides the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.   Management is in the process of evaluating the impact of SFAS 160 and does not anticipate it will have a material effect on the Company's consolidated financial condition or results of operations.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Securities
The securities have been classified according to management's intent.  Following are summaries of the securities (in thousands):

	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale:
At December 31, 2007-
U.S. Government and Federal Agencies	$1,000	9	-	1,009

Securities Held to Maturity:
At December 31, 2007:
U.S. Government and Federal Agencies	2,330	23	-	2,353
Mortgage-backed securities of U.S government agencies	3,231	22	-	3,253

	$5,561	45	-	5,606

At December 31, 2006:
U.S. Government and Federal Agencies	$2,330	-	7	$2,323

At December 31, 2007 securities with a par value of $1.8 million were pledged to secure repurchase agreements.  Securities with a par value of $1.0 million were pledged to the Federal Reserve Bank Discount Window.  There were no securities pledged at December 31, 2006.  No securities were sold during the years ended December 31, 2007 and 2006.

As of December 31, 2007, the amortized cost and fair value of securities, by contractual maturities, were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due from one to five years	$1,000	1,009	2,330	2,353
Due after ten years	-	-	3,231	3,253

	$1,000	1,009	5,561	5,606

   (continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Loans
The components of loans are as follows (in thousands):

	At December 31,
	2007	2006

Commercial real estate	$31,925	24,311
Commercial	40,778	43,152
Residential real estate	24,503	32,772
Consumer	1,107	2,038
Home equity loans and lines of credit	25,274	30,687

	123,587	132,960
Add (subtract):
Deferred loan costs, net	83	75
Allowance for loan losses	(3,794)	(2,047)

Loans, net	$119,876	130,988

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2007	2006

Beginning balance	$2,047	1,699
Recoveries	3	-
Charge-offs	(6,366)	-
Provision for loan losses	8,110	348

Ending balance	$3,794	2,047

Impaired collateral dependent loans in 2007 and 2006 were as follows (in thousands):

	At December 31,
	2007	2006

Impaired loans without a valuation allowance	$-	-
Impaired loans with a valuation allowance	11,480	2,093
Total impaired loans	11,480	2,093
Total related allowance for losses at end of year	(1,397)	(91)
Net investment in impaired loans	$10,083	2,002

Average investment in impaired loans	$7,532	587
Interest income recognized on impaired loans	$-	-
Interest income received on impaired loans	$-	-

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2007	2006

Nonaccrual loans	$12,200	1,300

Past due ninety days or more, but still accruing interest	$-	-

The Company grants the majority of its loans to borrowers throughout Collier County, Florida.  Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy in Florida.  The Company does not have significant concentrations in any one industry or customer.  The Company does have 11 loans with original terms of one year, aggregating $5.7 million at December 31, 2007; the primary source of repayment is the sale of the related collateral or the conversion of the existing debit into debt at another financial institution.  The majority of these loans are located in Duval, Hillsborough and Pinellas Counties.  With the uncertain real estate market in Florida, obtaining refinancing or sale of the collateral may be difficult or impossible.  Management is closely monitoring these loans and believes the loan loss allowance at December 31, 2007 is adequate.

(4)  Premises and Equipment
A summary of premises and equipment follows (in thousands):

	At December 31,
	2007	2006

Land	$1,256	1,256
Building and improvements	1,812	1,811
Furniture, fixtures and equipment	1,231	1,181

Total, at cost	4,299	4,248

Less accumulated depreciation	(939)	(658)

Premises and equipment, net	$3,360	3,590

The Company has one lease for its loan production office located in Fort Myers which was opened in 2006.  Rental expense was $96,000 and $36,000 for 2007 and 2006, respectively.  A summary of future minimum lease payments for years following December 31, 2007 follows (in thousands):

Year Ending
December 31,	Amount

2008	$102
2009	60

$162

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Deposits
The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $34.1 million and $30.0 million at December 31, 2007 and 2006, respectively.

A schedule of maturities of time deposit at December 31, 2007 follows (in thousands):

Year Ending
December 31,	Amount

2008	$68,902
2009	8,550
2010	2,284
2011	1,048
2012	519

$81,303

(6)	Repurchase Agreements
The Company enters into repurchase agreements with customers.  The agreements require the Company to pledge securities as collateral for borrowings under these agreements.  At December 31, 2007, the outstanding balance of these repurchase agreements totaled approximately $1,232,000 and the Company pledged securities with a carrying value of approximately $1.8 million as collateral.  There was no balance outstanding under repurchase agreements at December 31, 2006.

(7)	Financial Instruments
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments are unused lines of credit and unfunded construction loans and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unused lines of credit and unfunded construction loans is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Financial Instruments, Continued
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

The estimated fair values of the Company's financial instruments were as follows (in thousands):

	At December 31, 2007		At December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$11,174	11,174	26,905	26,905

Security available for sale	$1,009	1,009	-	-

Securities held to maturity	$5,561	5,606	2,330	2,323

Loans, net	$119,876	121,035	130,988	130,757

Accrued interest receivable	$602	602	887	887

Federal Reserve Bank stock	$468	468	424	424

Federal Home Loan Bank Stock	$293	293	345	345

Financial liabilities:
Deposits	$123,713	124,457	142,293	142,264

Repurchase agreements	$1,232	1,232	-	-

Off-balance sheet financial instruments	$-	-	-	-

Unused lines of credit and unfunded construction loans typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments with off balance sheet risk at December 31, 2007 follows (in thousands):

Contract
Amount

Unused lines of credit	$26,051
Unfunded construction loans	$2,309

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Credit Risk
The Company grants the majority of its loans to borrowers throughout the Collier and Lee County, Florida area.  Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy in the Collier and Lee County, Florida area.

(9)	Income Taxes
Income taxes (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006
Current:
Federal	$(1,223)	983
State	-	168

Total current	(1,223)	1,151

Deferred:
Federal	(1,317)	59
State	(475)	10

Total deferred	(1,792)	69

Income taxes	$(3,015)	1,220

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Year Ended December 31,
	2007		2006
		% of		% of
		Pretax		Pretax
	Amount	Loss	Amount	Earnings

Income taxes (benefit) at statutory rate	$(2,757)	(34.0)%	$1,045	34.0%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	(314)	(3.9)	117	3.8
Other	56	.7	58	1.9

Income taxes (benefit)	$(3,015)	(37.2)%	$1,220	39.7%

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)	Income Taxes, Continued
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	At December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,035	498
Net operating loss carryforwards	888	-
Organizational and preopening costs	17	47
Foreclosed real estate	211	-
Alternative minimum tax credits	109	-
Other	17	6

Deferred tax assets	2,277	551

Deferred tax liabilities:
Depreciation	(103)	(159)
Deferred loan costs	(38)	(40)
Accrual to cash conversion	(116)	(124)

Deferred tax liabilities	(257)	(323)

Net deferred tax asset	$2,020	228

At December 31, 2007, the Company had Federal and Florida net operating loss carryforwards of approximately $1.9 million and $6.5 million, respectively.  These carryforwards will expire in 2027.

(10)	Stockholders' Equity
In 2004, the Company sold 265,000 units to existing shareholders.  Each unit consisted of one share of common stock and one purchase warrant. The price per unit was $10.  Each warrant entitled the holder to purchase one share of additional common stock for $12 per share during the two-year period ending October 8, 2006.  In 2006 and 2005, 260,587 (adjusted for stock split) and 97,415 warrants, respectively were exercised.  All outstanding warrants issued pursuant to the offering expired October 8, 2006.

On February 21, 2006, the Board of Directors declared a $0.10 cash dividend on all outstanding common shares for stockholders of record on March 31, 2006 which was distributed on April 15, 2006.

On February 20, 2007, the Board of Directors declared a $0.12 cash dividend on all outstanding common shares of stockholders of record on March 16, 2007 which was distributed on April 16, 2007.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Stockholders' Equity, Continued
In 2007, the Company issued ninety-six shares of Series B Preferred Stock ("Preferred Stock"). The shares have no voting rights, but have a liquidation preference value of $51,000 per share.  Cash dividends are payable in arrears within the first ten days of each March and September.  The dividends are not cumulative, are payable semiannually at an annual rate of $2,900 and are prorated for any partial period.  At the Company's discretion, on any dividend payment date occurring at least two years after issuance, each share of Preferred Stock is mandatorily convertible into 6,000 shares of common stock; provided, however, that the Company may also convert the Preferred Stock upon any change in control.

(11)	Regulatory Matters
Banking regulations place certain restrictions on dividends paid to the Holding Company and loans or advances made by the Bank to the Holding Company.

The Bank is subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percents (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007, that the Bank met all capital adequacy requirements to which they were subject.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Regulatory Matters, Continued
As of December 31, 2007, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percents as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank's category.  The Bank's actual capital amounts and percents are also presented in the table ($ in thousands):

					For Well
			For Capital		Capitalized
	Actual		Adequacy Purposes		Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$18,285	15.24%	$9,596	8.00%	$11,995	10.00%
Tier I Capital (to Risk-Weighted Assets)	16,759	13.97	4,798	4.00	7,197	6.00
Tier I Capital (to Average Assets)	16,759	10.86	6,172	4.00	7,715	5.00

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	18,824	13.18	11,430	8.00	14,287	10.00
Tier I Capital (to Risk-Weighted Assets)	17,292	12.10	5,715	4.00	8,572	6.00
Tier I Capital (to Average Assets)	17,292	10.73	6,446	4.00	8,057	5.00

(12)	Share-Based Compensation Plans
In 2004, the Company adopted three stock option plans.  The Employees' Stock Option Plan is for the benefit of officers and other key employees of the Holding Company, the Bank and CLCC.  Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant.  These options have ten year terms and vest 20% a year over a five year period.

The Directors' Stock Option Plan is for the benefit of directors of the Holding Company, the Bank and CLCC.  Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant.  These options have ten year terms and have various vesting schedules.

The Advisory Directors' Stock Option Plan is for the benefit of advisory directors of the Company.  Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant.  These options have six year terms and begin vesting one year after the date of grant at 25% a year over a four year period.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Share-Based Compensation Plans, Continued
The plans were amended in 2007 to increase the size of the three Company plans so that the number of shares of common stock reserved for issuance under all three Company plans is a collective amount equal to 15% of the common stock outstanding, up to a maximum of 1,500,000 shares.  At December 31, 2007, an aggregate of 80,577 options remain available for grant in all three plans.

A summary of the plans is as follows (in thousands, except for share and per share information):

		Weighted-	Weighted-
		Average Per	Average
	Number	Share	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
The Employees' Plan:
Options outstanding at December 31, 2005	125,800	$9.73
Options granted	47,000	16.00
Options exercised	(12,350)	6.15
Options forfeited	(11,100)	6.35

Options outstanding at December 31, 2006	149,350	9.73
Options granted	72,000	8.86
Options exercised	(11,100)	6.47
Options forfeited	(22,050)	11.16

Options outstanding at December 31, 2007	188,200	$9.42	8.39	$102
Options exercisable at December 31, 2007	47,150	$8.21	7.11	$57

The Directors' Plan:
Options outstanding at December 31, 2005	138,750	6.18
Options exercised	(37,500)	6.00

Options outstanding at December 31, 2006	101,250	6.25
Options granted	7,500	17.70
Options exercised	(52,500)	6.24

Options outstanding at December 31, 2007	56,250	$7.79	6.68	$85
Options exercisable at December 31, 2007	48,750	$6.26	6.25	$85

The Advisory Directors' Plan:
Options outstanding at December 31, 2005	24,000	6.00
Options exercised	(2,623)	6.00
Options forfeited	(5,064)	6.00

Options outstanding at December 31, 2006	16,313	6.00
Options granted	8,250	12.83
Options exercised	(2,812)	6.00
Options forfeited	(1,500)	6.00

Options outstanding at December 31, 2007	20,251	$8.78	2.75	$24
Options exercisable at December 31, 2007	8,228	$6.00	1.00	$16

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Share-Based Compensation, Continued
The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $708,000 and $584,000, respectively.  There was a $220,000 tax benefit relating to the stock options exercised during the year ended December 31, 2007 and a $198,000 tax benefit for the year ended December 31, 2006.  At December 31, 2007, there was $489,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans.  The cost is expected to be recognized over a weighted-average period of 4.2 years.  The total fair value of shares vested and recognized as compensation expense was $108,000 and $156,000 for each of the years ended December 31, 2007 and 2006, and no income tax benefit was recognized.

The fair value of each option granted for the years ended December 31, 2007 and 2006 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Year Ended
	December 30,
	2007	2006

Weighted-average risk-free interest rate	4.24%	4.79%
Weighted-average dividend yield	0.17%	0.94%
Weighted-average expected stock volatility	32.72%	23.98%
Expected life in years	6.5 years	6.5 years
Per share weighted-average grant-date fair value of options issued during the period	$5.06	6.26

As part of its adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations.  From this analysis, the Company could not identify any patterns in the exercise of options.  As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123(R).  Expected volatility is based on historical volatility of the Company's stock.  The risk–free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The dividend yield assumption is based on the Company's history and expectation of dividend payments.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)  Stock Appreciation Rights ("SARS")
In January 2005, the Company initiated a program granting SARS to certain officers.  The rights allow the participants to receive a cash payment equal to the appreciation of the fair market value of the Company's common stock.  The term of the stock appreciation rights is ten years.  At December 31, 2007 and 2006, 3,750 rights and 15,750 rights, respectively were outstanding. There was no expense for the SARS program in 2007.  In 2006, $12,000 was expensed for the SARS program.

(14)  Employee Benefit Plan
The Company offers a 401(k) plan to all employees electing to participate after meeting certain length-of-service requirements.  The Company's contributions to the plan for the years ended December 31, 2007 and 2006 were $37,005 and $19,536, respectively.

(15)  Related Party Transactions
In the ordinary course of business, the Company accepts deposits from principal officers and directors and their affiliates.  At December 31, 2007 and 2006, these deposits were approximately $3.0 million and $1.8 million, respectively.

The Company also grants loans to certain principal officers.  At December 31, 2007 and 2006, the aggregate loan balance was approximately $120,000 and $135,000, respectively.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  Holding Company Financial Information
The Holding Company's financial information as of December 31, 2007 and 2006 and the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2007	2006
Assets

Cash	$2,228	1,467
Loans, net of allowance for loan losses of $150 in 2007	2,340	2,569
Premises and equipment, net	629	632
Investment in subsidiaries	16,875	17,615
Other assets	802	443

Total assets	$22,874	22,726

Liabilities and Stockholders' Equity

Other liabilities	56	48
Stockholders' equity	22,818	22,678

Total liabilities and stockholders' equity	$22,874	22,726

Condensed Statements of Operations

	Year Ended December 31,
	2007	2006

Revenues	$262	124
Expenses	(609)	(402)
(Loss) earnings of subsidiaries	(4,748)	2,132

Net (loss) earnings	$(5,095)	1,854

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16) Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(5,095)	1,854
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation	17	15
Provision for loan losses	150	-
Deferred (benefit) income taxes	(355)	-
Share-based compensation	108	156
Increase in other assets	(4)	(257)
Change in other liabilities	(27)	(83)
Equity in undistributed loss (earnings) of subsidiaries	4,748	(2,132)

Net cash used in operating activities	(458)	(447)

Cash flows from investing activities:
Net decrease (increase) in loans	79	(2,569)
Purchase of premises and equipment	(14)	-
Investment in subsidiaries	(3,779)	(1,060)

Net cash used in investing activities	(3,714)	(3,629)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants and options	416	2,403
Net proceeds from sale of preferred stock	4,896	-
Cash dividends paid	(379)	(297)

Net cash provided by financing activities	4,933	2,106

Net increase (decrease) in cash	761	(1,970)

Cash at beginning of the year	1,467	3,437

Cash at end of year	$2,228	1,467

Noncash transactions:
Tax effect from exercise of common stock options	$220	190

Cash dividends payable	$35	-

Net change in investment in subsidiary due to net change in accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of tax	$9	-

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marco Community Bancorp, Inc.

Dated: March 20, 2008	By:	/s/ Richard Storm, Jr.
Richard Storm, Jr.
Chief Executive Officer

Dated: March 20, 2008	By:	/s/ Thomas M. Whelan
Thomas M. Whelan
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signatures	Dates

/s/ John V. Cofer	March 20, 2008
John V. Cofer, Director	Date

/s/ Joel M. Cox, Sr.	March 20, 2008
Joel M. Cox, Sr., Director	Date

/s/ Bruce G. Fedeor	March 20, 2008
Bruce G. Fedor, Director	Date

/s/ Jamie B. Greusel	March 20, 2008
Jamie B. Greusel, Director	Date

/s/ Robert A. Marks	March 20, 2008
Robert A. Marks, Director	Date

/s/ Stephen A. McLauglin	March 20, 2008
Stephen A. McLaughlin, Director	Date

/s/ E. Terry Skone	March 20, 2008
E. Terry Skone, Director	Date

/s/ Richard Storm, Jr.	March 20, 2008
Richard Storm, Jr. Chairman & CEO	Date

/s/ Thomas M. Whelan	March 20, 2008
Thomas M. Whelan, Chief Financial Officer	Date