Form 10-Q
period 2008-03-31
MARCO COMMUNITY BANCORP INC
filed 2008-05-09
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____ to _____

Commission file number    333-103651

MARCO COMMUNITY BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	84-1620092
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1770 San Marco Road
Marco Island, Florida 34145
(Address of Principal Executive Offices)

(239) 389-5200
(Issuer's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	3,222,608 shares
(class)	Outstanding at April 30, 2008

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	March 31,	December 31,
Assets	2008	2007
	(Unaudited)

Cash and due from banks	$2,013	2,479
Federal funds sold	29,814	8,695

Total cash and cash equivalents	31,827	11,174

Security available for sale	1,015	1,009
Securities held to maturity (fair value of $5,440 and $5,606)	5,379	5,561
Loans, net of allowance for loan losses of $3,759 in 2008 and $3,794 in 2007	112,959	119,876
Other real estate owned	2,874	2,857
Premises and equipment, net	3,303	3,360
Federal Reserve Bank stock, at cost	507	468
Federal Home Loan Bank stock, at cost	262	293
Accrued interest receivable	537	602
Deferred income taxes	1,613	2,020
Other assets	2,297	2,311

Total assets	$162,573	149,531

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	4,169	4,068
Savings, NOW and money-market deposits	42,148	38,342
Time deposits	90,503	81,303

Total deposits	136,820	123,713

Repurchase agreements	388	1,232
Official checks	2,059	797
Dividends payable	23	35
Accrued interest payable and other liabilities	815	936

Total liabilities	140,105	126,713

Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized, none issued or outstanding	-	-
Preferred stock, series B, $51,000 liquidation value; 125 shares authorized, 96 shares outstanding	4,896	4,896
Common stock, $.01 par value; 9,000,000 shares authorized, 3,222,421 shares issued and outstanding in 2008 and 2007	32	32
Additional paid-in capital	20,805	20,874
Accumulated deficit	(3,275)	(2,993)
Accumulated other comprehensive income	10	9

Total stockholders' equity	22,468	22,818

Total liabilities and stockholders' equity	$162,573	149,531

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans	$2,016	2,676
Securities	86	54
Other interest-earning assets	147	379

Total interest income	2,249	3,109

Interest expense:
Deposits	1,267	1,475
Other borrowings	10	-

Total interest expense	1,277	1,475

Net interest income	972	1,634

Provision for loan losses	100	-

Net interest income after provision for loan losses	872	1,634

Noninterest income:
Service charges on deposit accounts	6	7
CLCC loan brokerage fees	-	580
Other service charges and fees	41	49

Total noninterest income	47	636

Noninterest expenses:
Salaries and employee benefits	659	799
Occupancy and equipment	159	162
Advertising	42	56
Insurance	24	15
Data processing	67	67
Telephone	19	22
Regulatory assessments	98	13
Professional fees	111	34
Director fees	-	17
Stationary and supplies	10	12
Other real estate owned	43	-
Other	140	105

Total noninterest expenses	1,372	1,302

(Loss) earnings before income taxes	(453)	968

Income tax (benefit) provision	(171)	380

Net (loss) earnings	(282)	588

Dividends on preferred stock	69	-

Net (loss) earnings available to common stockholders	$(351)	588

Net (loss) earnings per common share, basic	$(0.11)	0.19

Weighted-average number of common shares outstanding, basic	3,222	3,156

Net (loss) earnings per common share, diluted	$(0.11)	0.18

Weighted-average number of common shares outstanding, diluted	3,222	3,240

Dividends per common share	$-	0.12

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2008 and 2007
($ in thousands)

					Accumulated
				Retained	Other
			Additional	Earnings	Compre-	Total
	Preferred	Common	Paid-In	(Accumulated	hensive	Stockholders'
	Stock	Stock	Capital	Deficit)	Income	Equity

Balance at December 31, 2006	$-	32	20,165	2,481	-	22,678

Exercise of stock options (375 shares) (unaudited)	-	-	2	-	-	2

Share-based compensation (unaudited)	-	-	42	-	-	42

Dividends payable – common (unaudited)	-	-	-	(379)	-	(379)

Net earnings (unaudited)	-	-	-	588	-	588

Balance at March 31, 2007 (unaudited)	$-	32	20,209	2,690	-	22,931

Balance at December 31, 2007	$4,896	32	20,874	(2,993)	9	22,818

Comprehensive loss:
Net loss (unaudited)	-	-	-	(282)	-	(282)

Net change in unrealized gain on security available for sale, net of tax effect (unaudited)	-	-	-	-	1	1

Comprehensive loss (unaudited)						(281)

Dividends declared-preferred (unaudited)	-	-	(69)	-	-	(69)

Balance at March 31, 2008 (unaudited)	$4,896	32	20,805	(3,275)	10	22,468

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(282)	588
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	73	73
Share-based compensation	-	42
Provision for loan losses	100	-
Deferred income taxes	402	-
Amortization of loan fees and costs, net	(4)	12
Decrease in accrued interest receivable	65	83
Decrease in other assets	14	16
Increase in official checks, accrued interest payable and other liabilities	1,141	869

Net cash provided by operating activities	1,509	1,683

Cash flows from investing activities:
Purchase of security held to maturity	-	(3,924)
Principal payments security held to maturity	182	8
Redemption of Federal Home Loan Bank stock	31	52
Purchase of Federal Reserve Bank Stock	(39)	-
Net decrease (increase) in loans	6,804	(4,299)
Purchase of premises and equipment	(16)	(43)

Net cash provided by (used in) investing activities	6,962	(8,206)

Cash flows from financing activities:
Net increase in deposits	13,107	2,287
Net decrease in repurchase agreements	(844)	-
Net proceeds from exercise of common stock warrants and options	-	2
Preferred dividends paid	(81)	-

Net cash provided by financing activities	12,182	2,289

Net increase (decrease) in cash and cash equivalents	20,653	(4,234)

Cash and cash equivalents at beginning of period	11,174	26,905

Cash and cash equivalents at end of period	$31,827	22,671

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,214	1,215

Income taxes	$(574)	35

Noncash transactions:
Preferred dividends payable at beginning of period	$35	-

Preferred dividends payable at end of period	$23	-

Dividends payable - common	$-	379

Transfer of loans to other real estate owned	$17	-

Net change in unrealized gain on security available for sale, net of tax effect	$1	-

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Description of Business and Basis of Presentation
General. Marco Community Bancorp, Inc. (the "Holding Company") which was incorporated on January 28, 2003 owns 100% of the outstanding common stock of Marco Community Bank (the "Bank") and Commercial Lending Capital Corp. ("CLCC") (collectively the "Company").   The Holding Company's only business activity is the operation of the Bank and CLCC.  The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida. The deposits of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation. CLCC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints.

In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2008 and the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. The results of operations and other data for the three- month period ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

2.     Loan Impairment and Loan Losses
Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Balance at end of period	$10,996	2,527
Total related allowance for losses	$1,498	233
Average investment in impaired loans	$10,580	2,382
Interest income recognized on impaired loans	$-	-
Interest income received on impaired loans	$-	-

At March 31, 2008, the Company had $12.2 million in nonaccrual loans and no loans which were over ninety days past due and still accruing interest.  At March 31, 2007, the Company had $3.8 million in nonaccrual loans and no loans which were ninety days past due but still accruing interest.

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.     Loan Impairment and Loan Losses, Continued
The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Beginning balance	$3,794	2,047
Charge-offs	135	-
Provision for loan losses	100	-

Ending balance	$3,759	2,047

In April 2008, the Federal Reserve Bank of Atlanta ("FRB") delivered their results from an examination of the Company conducted as of October 31, 2007. As a result of this examination, in the FRB's opinion, the allowance for loan losses ("ALL") was not adequate based on its evaluation of the quality of the loan portfolio.  The Company does not believe the ALL is inadequate and will address their concerns to the FRB in their response to the examination.  Also, there have been pay-downs and pay-offs received on certain loans which will affect the FRB’s conclusion. The Company is unable to determine the ultimate outcome of this issue at this time.

3.    Earnings Per Common Share ("EPS")
Earnings per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and convertible preferred stock are not considered dilutive securities for the three months ended March 31, 2008 due to the net loss incurred by the Company.  Outstanding stock options are considered dilutive securities for the three months ended March 31, 2007 for purposes of calculating diluted EPS which is computed using the treasury stock method.  The following table presents the calculations of EPS (in thousands, except for per share amounts).

	Three Months Ended March 31,
	2008			2007
		Weighted-	Per		Weighted-	Per
		Average	Share		Average	Share
	Loss	Shares	Amount	Earnings	Shares	Amount
Basic EPS-
Net (loss) earnings available to common stockholders	$(351)	3,222	$(0.11)	$588	3,156	$0.19

Effect of dilutive securities-
Incremental shares from assumed conversion of options		-			84

Diluted EPS-
Net (loss) earnings available to common stockholders	$(351)	3,222	$(0.11)	$588	3,240	$0.18

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.    Regulatory Capital
The Bank is required to maintain certain minimum regulatory capital requirements.  The following is a summary at March 31, 2008 of the regulatory capital requirements for a well capitalized financial institution and the Bank's actual capital on a percentage basis:

		Regulatory
	Actual	Requirement

Total capital to risk-weighted assets	16.42%	10.00%
Tier I capital to risk-weighted assets	15.14%	6.00%
Tier I capital to total assets - leverage ratio	11.39%	5.00%

5.    Share-Based Compensation
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

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.     Share-Based Compensation, Continued
The plans were amended in 2007 to increase the size of the three Company plans so that the number of shares of common stock reserved for issuance under all three Company plans is a collective amount equal to 15% of the common stock outstanding, up to a maximum of 1,500,000 shares.  At March 31, 2008, an aggregate of 120,077 options remain available for grant in all three plans.

A summary of the plans is as follows (in thousands, except for share and per share information):

		Weighted-	Weighted-
		Average Per	Average
	Number	Share	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
The Employees' Plan:
Options outstanding at December 31, 2007	188,200	$9.35
Options granted	1,000	7.80
Options forfeited	(40,500)	14.42

Options outstanding at March 31, 2008	148,700	$7.96	8.18	$86
Options exercisable at March 31, 2008	47,150	$6.92	6.60	$60

The Directors' Plan:
Options outstanding at December 31, 2007and March 31, 2008	56,250	$7.78	6.43	$73
Options exercisable at March 31, 2008	48,750	$6.26	6.00	$73

The Advisory Directors' Plan:
Options outstanding at December 31, 2007and March 31, 2008	20,251	$8.78	2.50	$21
Options exercisable at March 31, 2008	8,228	$6.00	.50	$14

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Share-Based Compensation, Continued

There were no options exercised during the three months ended March 31, 2008.  The total intrinsic value of options exercised during the three months ended March 31, 2007 was $3,000 and there was no tax benefit recognized.  At March 31, 2008, there was $335,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans.  The cost is expected to be recognized over a weighted-average period of 3.8 years.  Due to the effect of forfeited options, there was no compensation expense recognized during the three month period ended March 31, 2008.  The total fair value of shares vested and recognized as compensation expense was $42,000 for the three month period ended March 31, 2007, and no income tax benefit was recognized.

The fair value of each option granted for the three months ended March 31, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended
	March 31,
	2008	2007
Weighted-average risk-free interest rate	3.39%	4.55%
Weighted-average dividend yield	-%	1.48%
Weighted-average expected stock volatility	70.64%	17.22%
Expected life in years	6.5 years	6.5 years
Per share weighted-average grant-date fair value of options issued during the period	$1.76	2.45

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

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.    Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  This standard does not apply to measurements related to share-based payments.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

-	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
-
Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities that are not active.  Such inputs may include interest rates and yield curves, volatilities, prepayment speeds, credit risks, and default rates.

-
Level 3:  Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

Our listing of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
	Fair Value	Markets for	Other	Significant
	as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Available for sale security	$1,015	-	1,015	-

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.    Fair Value Measurements, Continued

The fair value of the Company's security available for sale is determined by third party service providers utilizing various methods dependent upon the specific type of investment.  Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Securities classified within level 3 include certain residual interests in securitizations and other less liquid securities.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Index

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.
Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the "Company") as of March 31, 2008 and the related interim condensed consolidated statements of operations, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 6, 2008

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

Comparison of March 31, 2008 and December 31, 2007

General

Marco Community Bancorp, Inc. (the "Holding Company"), which was incorporated on January 28, 2003, owns 100% of the outstanding common stock of Marco Community Bank (the "Bank") and Commercial Lending Capital Corp. ("CLCC") (collectively the "Company"). The Holding Company's only business is the ownership and operation of the Bank and CLCC.  The Bank is a Florida state-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation.  CLCC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints.

Liquidity and Capital Resources

The Company's primary source of cash during the three months ended March 31, 2008 was from net deposit inflows of $13.1 million.  Cash was used primarily to invest in federal funds sold of $21.1 million. At March 31, 2008, the Bank exceeded its regulatory liquidity requirements.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include unused lines of credit.  These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet.  The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for unused lines of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations, Continued

Off-Balance Sheet Arrangements, Continued

Unused lines of credit typically result in loans with a market interest rate when funded.

A summary of the Company's financial instruments with off-balance sheet risk at March 31, 2008 follows (in thousands):

Contract
Amount

Unused lines of credit	$21,716

Management believes that the Company has adequate resources to fund all of its commitments.

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2008	2007	2007
Average equity as a percentage of average assets	14.31%	13.53%	13.51%

Total equity to total assets at end of period	13.82%	15.26%	13.51%

Return on average assets (1)	(0.72)%	(3.08)%	1.39%

Return on average common stockholders equity (1)	(6.40)%	(24.12)%	10.32%

Noninterest expense to average assets (1)	3.49%	3.90%	3.09%

(1)         Annualized for the three months ended March 31, 2008 and 2007.

Index

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

	Three Months Ended March 31,
	2008			2007
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	($ in thousands)
Interest-earning assets:
Loans	$123,493	2,016	6.55%	$131,948	2,676	8.22%
Investment securities	6,510	86	5.30	3,986	54	5.49
Other interest-earning assets (1)	17,537	147	3.36	28,646	379	5.37

Total interest-earning assets	147,540	2,249	6.11	164,580	3,109	7.66

Noninterest-earning assets	10,500			6,422

Total assets	$158,040			$171,002

Interest-bearing liabilities:
Savings	10,146	56	2.21	15,481	95	2.49
Money market and NOW deposits	30,069	145	1.93	35,265	242	2.78
Time deposits	88,740	1,066	4.82	91,226	1,138	5.06

Total interest-bearing deposits	128,955	1,267	3.94	141,972	1,475	4.21

Repurchase agreements	826	10	4.86	-	-	-

Total interest-bearing liabilities	129,781	1,277	3.95	141,972	1,475	4.21

Noninterest-bearing liabilities	5,642			5,929
Stockholders' equity	22,617			23,101

Total liabilities and stockholders' equity	$158,040			$171,002

Net interest income		$972			$1,634

Interest-rate spread (2)			2.17%			3.45%

Net interest-earning assets, net margin (3)	$17,759		2.64%	$22,608		4.03%

Ratio of interest-earning assets to interest-bearing liabilities	1.14			1.16

(1)	Includes interest-earning deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007

General.  Net losses for the three months ended March 31, 2008 were $282,000 or $0.11 per basic and diluted common share compared to net earnings of $588,000 or $0.19 basic and $0.18 diluted earnings per common share for the three months ended March 31, 2007.  The net loss is primarily due to a decrease in loan brokerage fees.

Interest Income and Expense.  Interest income decreased to $2.2 million for the three months ended March 31, 2008 from $3.1 million for the three months ended March 31, 2007.  Interest income on loans decreased $660,000 due to lower yields in the portfolio as a result of higher levels of nonaccrual loans.

Interest expense on interest-bearing deposits decreased to $1.3 million for the three months ended March 31, 2008 compared to $1.5 million, for the three months ended March 31, 2007.  Interest expense on interest-bearing deposits decreased due to a decrease in the weighted interest rate paid on deposits, partially offset by an increase in the average balance.

Provision for Loan Losses.The provision for loan losses was $100,000 for the three months ended March 31, 2008. The allowance for loan losses is $3.8 million at March 31, 2008. While management believes that its allowance for loan losses is adequate as of March 31, 2008, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income.  Noninterest income decreased to $47,000 during the three month period ended March 31, 2008 compared $636,000 for the same period in 2007.  There was no fee income from Commercial Lending Capital Corp. compared to $580,000 for the same period in 2007.

Noninterest Expenses.  Noninterest expenses increased to $1.4 million during the three-month period ended March 31, 2008 compared to $1.3 million for the same period in 2007.  Noninterest expense increased primarily due to an increase in other real estate owned expenses and an increase in professional fees and regulatory assessments, somewhat offset by a decrease in salaries and employee benefits.

Income Taxes.  The Company recorded an income tax benefit of $171,000 for the three-month period ended March 31, 2008 (an effective rate of 37.7%) compared to an income tax provision of $380,000 for the 2007 period (an effective rate of 39.7%).

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 4T.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management's evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive Officer and Principal Financial Officer concluded that, subject to the limitations noted below, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.

(b)	Changes in Internal Controls

We have made no significant changes in its internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(c)	Limitations on the Effectiveness of Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

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

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibits

The exhibits denominated with (a) were filed with the Company's Form SB-2 which was filed with the Securities and Exchange Commission on March 7, 2003, those denominated with (b) were filed with the Company's Form 10-Q which was filed with the Securities and Exchange Commission on August 14, 2007, those denominated with (c) were filed with the Company's Form 10-K which was filed with the Securities and Exchange Commission on March 19, 2008 and those denominated with (d) were filed with the Company's Definitive Schedule 14-A which was filed with the Securities and Exchange Commission on March 21, 2007.

Exhibit No.		Description of Exhibit

(a)	3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State
(a)	3.2	Bylaws of Marco Community Bancorp, Inc.
(a)	4.1	Specimen Common Stock Certificate
(d)	10.1	Employees' Stock Option Plan, as amended
(d)	10.2	Directors' Stock Option Plan, as amended
(d)	10.3	Advisory Directors' Stock Option Plan, as amended
(c)	10.4	Employee Severance Agreement with Paul Nidasso
(c)	10.5	Employee Severance Agreement with Anthony Iannotte
(c)	10.6	Employee Severance Agreement with David Klein
(b)	10.8	Written Agreement with the Federal Reserve Bank of Atlanta and the Florida Office of Financial Regulation
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date:	May 9, 2008	By:	/s/Richard Storm, Jr.
Richard Storm, Jr., Chief Executive Officer

Date:	May 9, 2008	By:	/s/Thomas M. Whelan
Thomas M. Whelan, Senior Vice President and
Chief Financial Officer