Form 10-Q
period 2008-06-30
MARCO COMMUNITY BANCORP INC
filed 2008-08-14
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from  __________ to __________

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

_____________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES    X       NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___  NO     X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	3,222,608 shares
(class)	Outstanding at July 31, 2008

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	June 30,	December 31,
Assets	2008	2007
	(Unaudited)

Cash and due from banks	$2,952	2,479
Federal funds sold	9,286	8,695

Total cash and cash equivalents	12,238	11,174

Security available for sale	1,007	1,009
Securities held to maturity (fair value of $10,809 and $5,606)	10,923	5,561
Loans, net of allowance for loan losses of $6,050 in 2008
and $3,794 in 2007	110,099	119,876
Other real estate owned	3,218	2,857
Premises and equipment, net	3,237	3,360
Federal Reserve Bank stock, at cost	527	468
Federal Home Loan Bank stock, at cost	262	293
Accrued interest receivable	703	602
Deferred income taxes	3,452	2,020
Other assets	146	2,311

Total assets	$145,812	149,531

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	3,775	4,068
Savings, NOW and money-market deposits	38,747	38,342
Time deposits	78,846	81,303

Total deposits	121,368	123,713

Repurchase agreements	2,490	1,232
Official checks	907	797
Dividends payable	93	35
Accrued interest payable and other liabilities	661	936

Total liabilities	125,519	126,713

Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized,
none issued or outstanding	-	-
Preferred stock, series B, $51,000 liquidation value; 125 shares
authorized, 96 shares outstanding	4,896	4,896
Common stock, $.01 par value; 9,000,000 shares authorized,
3,222,608 shares issued and outstanding
in 2008 and 2007	32	32
Additional paid-in capital	20,738	20,874
Accumulated deficit	(5,378)	(2,993)
Accumulated other comprehensive income	5	9

Total stockholders' equity	20,293	22,818

Total liabilities and stockholders' equity	$145,812	149,531

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans	$1,833	2,633	3,849	5,309
Securities	115	82	201	136
Other interest-earning assets	125	294	272	673

Total interest income	2,073	3,009	4,322	6,118

Interest expense:
Deposits	1,124	1,494	2,391	2,969
Other borrowings	6	3	16	3

Total interest expense	1,130	1,497	2,407	2,972

Net interest income	943	1,512	1,915	3,146

Provision for loan losses	2,905	5,295	3,005	5,295

Net interest expense after
provision for loan losses	(1,962)	(3,783)	(1,090)	(2,149)

Noninterest income:
Service charges on deposit accounts	6	6	12	13
CLCC loan brokerage fees	-	248	-	828
Other service charges and fees	37	48	78	97

Total noninterest income	43	302	90	938

Noninterest expenses:
Salaries and employee benefits	586	720	1,245	1,519
Occupancy and equipment	154	174	313	336
Advertising	35	67	77	123
Insurance	18	15	42	30
Data processing	64	61	131	128
Regulatory assessments	101	-	199	26
Telephone	18	20	37	42
Professional fees	144	107	255	141
Stationary and supplies	8	14	18	26
Director fees	-	32	-	49
Other real estate expense	213	-	256	-
Other	111	135	251	227

Total noninterest expenses	1,452	1,345	2,824	2,647

Loss before income taxes	(3,371)	(4,826)	(3,824)	(3,858)

Income tax benefit	(1,268)	(1,811)	(1,439)	(1,431)

Net loss	(2,103)	(3,015)	(2,385)	(2,427)

Dividends on preferred stock	69	-	136	-

Net loss available to common
stockholders	$(2,172)	(3,015)	(2,521)	(2,427)

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited), Continued
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss per common share, basic and diluted	$(0.67)	(0.95)	(0.78)	(0.77)

Weighted-average number of common shares
outstanding, basic and diluted	3,223	3,168	3,223	3,162

Dividends per common share	$-	-	-	0.12

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

Six Months Ended June 30, 2008 and 2007
($ in thousands)

					Accumulated
				Retained	Other
			Additional	Earnings	Compre-	Total
	Preferred	Common	Paid-In	(Accumulated	hensive	Stockholders'
	Stock	Stock	Capital	Deficit)	Income	Equity

Balance at December 31, 2006	$-	32	20,165	2,481	-	22,678

Exercise of stock options (60,600 shares),
including tax benefit of $220
(unaudited)	-	-	601	-	-	601

Share-based compensation (unaudited)	-	-	57	-	-	57

Cash dividends paid (unaudited)	-	-	-	(378)	-	(378)

Net loss (unaudited)	-	-	-	(2,427)	-	(2,427)

Balance at June 30, 2007 (unaudited)	$-	32	20,823	(324)	-	20,531

Balance at December 31, 2007	$4,896	32	20,874	(2,993)	9	22,818

Comprehensive loss:
Net loss (unaudited)	-	-	-	(2,385)	-	(2,385)

Net change in unrealized gain
on security available for
sale, net of tax effect
(unaudited)	-	-	-	-	(4)	(4)

Comprehensive loss
(unaudited)						(2,389)

Dividends declared-preferred (unaudited)	-	-	(136)	-	-	(136)

Balance at June 30, 2008 (unaudited)	$4,896	32	20,738	(5,378)	5	20,293

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,385)	(2,427)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	147	135
Share-based compensation	-	57
Provision for loan losses	3,005	5,295
Deferred income tax benefit	(1,431)	(2,384)
Amortization of loan fees and costs, net	(31)	19
(Increase) decrease in accrued interest receivable	(101)	91
Decrease (increase) in other assets	2,165	(53)
Write down of other real estate owned	30	-
Loss on sale of foreclosed asset	105	-
(Decrease) increase in official checks, accrued interest payable
and other liabilities	(165)	23

Net cash provided by operating activities	1,339	756

Cash flows from investing activities:
Purchase of security held to maturity	(6,007)	(3,924)
Principal payment of security held to maturity	645	170
Redemption of Federal Home Loan Bank Stock	31	52
Purchase of Federal Reserve Bank Stock	(59)	-
Net decrease (increase) in loans	5,794	(4,851)
Proceeds from sale of other real estate owned	513	-
Purchase of premises and equipment	(24)	(41)

Net cash provided by (used in) investing activities	893	(8,594)

Cash flows from financing activities:
Net (decrease) increase in deposits	(2,345)	1,650
Net increase in repurchase agreements	1,258	441
Net proceeds from exercise of common stock options	-	381
Cash dividends paid	-	(378)
Preferred dividends paid	(81)	-
Tax benefit from exercise of stock options	-	220

Net cash (used in) provided by financing activities	(1,168)	2,314

Net increase (decrease) in cash and cash equivalents	1,064	(5,524)

Cash and cash equivalents at beginning of period	11,174	26,905

Cash and cash equivalents at end of period	$12,238	21,381

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$2,508	2,909

Income taxes	$(2,116)	660

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Noncash transactions:
Preferred dividends payable at beginning of period	$35	-

Preferred dividends payable at end of period	$93	-

Transfer of loans to other real estate owned	$1,009	-

Net change in unrealized gain on security available for sale, net of tax effect	$(4)	-

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2008, the results of operations for the three- and six-month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007.  The results of operations for the three- and six- month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

2.             Loan Impairment and Loan Losses
Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance at end of period	$9,129	13,520	9,129	13,520
Total related allowance for losses	$2,735	1,119	2,735	1,119
Average investment in impaired loans	$10,859	3,450	10,719	2,916
Interest income recognized on impaired loans	$102	-	102	-
Interest income received on impaired loans	$-	-	-	-

At June 30, 2008, the Company had $10.8 million in nonaccrual loans and no loans which were over ninety days past due and still accruing interest.  At June 30, 2007, the Company had $14.8 million in nonaccrual loans and no loans which were ninety days past due but still accruing interest.

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.             Loan Impairment and Loan Losses, Continued
The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Beginning balance	$3,759	2,047	3,794	2,047
Charge-offs	(614)	(4,381)	(749)	(4,381)
Provision for loan losses	2,905	5,295	3,005	5,295

Ending balance	$6,050	2,961	6,050	2,961

At June 30, 2008 the Company has eleven loan pools with original terms of one year.  At June 30, 2008, $3.6 million was outstanding compared to $9.5 million at June 30, 2007.  The Company did not charge-off any portions of these loan pools in 2008, compared to a charge-off of $3.2 million for the three and six month periods ended June 30, 2007.

3.            Other Real Estate Owned
Other real estate owned ("OREO") is comprised of real estate properties obtained in partial or total satisfaction of loan obligations.  At June 30, 2008 OREO totaled $3.2 million which was comprised of nine residential real estate lots and four residential properties recorded at estimated fair value less estimated selling costs.  Changes in the value subsequent to transfer are recorded in non-interest expense along with direct operating expenses.  Gains or losses not previously recognized resulting from the sale of OREO is recognized in non-interest expense on the date of sale.  During the six months ended June 30, 2008 the Company wrote down $30,000, recorded $513,000 in proceeds from the sale of one residential property and expensed $105,000 for the loss on the sale.  The Company also recorded $151,000 in expenses to refurbish or maintain the properties held.

4.             Loss Per Common Share
Loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not considered dilutive securities for the three and six month periods ended June 30, 2008 and 2007 due to the net losses incurred by the Company.

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.             Regulatory Capital
The Bank is required to maintain certain minimum regulatory capital requirements.  The following is a summary at June 30, 2008 of the regulatory capital requirements for a well capitalized financial institution and the Bank's actual capital on a percentage basis:

		Regulatory
	Actual	Requirement

Total capital to risk-weighted assets	14.47%	10.00%
Tier I capital to risk-weighted assets	13.18%	6.00%
Tier I capital to total assets - leverage ratio	10.10%	5.00%

6.            Share-Based Compensation
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

6.            Share-Based Compensation, Continued
The Advisory Directors' Stock Option Plan is for the benefit of advisory directors of the Company.  Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant.  These options have six year terms and begin vesting one year after the date of grant at 25% a year over a four year period.

The plans were amended in 2007 to increase the size of the three Company plans so that the number of shares of common stock reserved for issuance under all three Company plans is a collective amount equal to 15% of the common stock outstanding, up to a maximum of 1,500,000 shares.  At June 30, 2008, an aggregate of 103,327 options remain available for grant in all three plans.

A summary of the plans is as follows (in thousands, except for share and per share information):

		Weighted-	Weighted-
		Average Per	Average
	Number	Share	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
The Employees' Plan:
Options outstanding at December 31, 2007	188,200	$9.35
Options granted	12,000	7.97
Options forfeited	(64,750)	11.03

Options outstanding at June 30, 2008	135,450	$8.42	8.60	$-
Options exercisable at June 30, 2008	34,250	$7.21	6.88	$-

The Directors' Plan:
Options outstanding at December 31, 2007	56,250	7.78
Options granted	33,750	7.24

Options outstanding at June 30, 2008	90,000	$7.63	4.61	$-
Options exercisable at June 30, 2008	50,250	$6.60	5.82	$-
The Advisory Directors' Plan:
Options outstanding at December 31, 2007
and June 30, 2008	20,251	$8.78	2.50	$-
Options exercisable at June 30, 2008	8,228	$6.00	.50	$-

There were no options exercised during the six months ended June 30, 2008.  The total intrinsic value of options exercised during the six months ended June 30, 2007 was $687,000.  There was a $220,000 tax benefit recognized for the six months ended June 30, 2007.  At June 30, 2008, there was $326,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans.  The cost is expected to be recognized over a weighted-average period of 4.1 years.  Due to the effect of forfeited options, there was no compensation expense recognized during the six month period ended June 30, 2008.  The total fair value of shares vested and recognized as compensation expense was $57,000 for the six month period ended June 30, 2007, and no income tax benefit was recognized.

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Share-Based Compensation, Continued
The fair value of each option granted for the three and six months ended June 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted-average risk-free
interest rate	4.53%	4.82%	3.93%	4.80%
Weighted-average dividend yield	-%	1.36%	-%	1.37%
Weighted-average expected
stock volatility	68.18%	32.33%	33.72%	32.33%
Expected life in years	6.5 years	6.5 years	6.5 years	6.5 years
Per share weighted-average grant-
date fair value of options issued
during the period	$1.53	6.44	1.53	6.17

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

7.             Fair Value Measurements
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

7.             Fair Value Measurements, Continued
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

Valuation of Available for Sale Security. The value of the security available for sale is determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific security but rather by relying on the security's relationship to the other benchmark quoted security.  Accordingly, the fair value estimate for the available for sale security is classified as Level 2.

Valuation of Impaired Loans. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  The Company's impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company's net recorded investment in the loan or the estimated fair value of the collateral less estimated selling costs. Adjustments to the recorded investment are made through specific valuation allowances that are recorded as part of the overall allowance for loan losses.  Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of the market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company's management related to values of properties in the Company's market areas.  These officers take into consideration the type and location of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value.  Accordingly, the fair value estimates for impaired loans is classified as Level 3.

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.             Fair Value Measurements, Continued
Valuation of Other Real Estate Owned. Other real estate owned represents real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure and is carried, net of any allowance for losses if any, at the lower of cost or estimated fair value less estimated selling costs.  Fair value is estimated in the same manner as impaired loans and, as such, is also classified as Level 3.  As these properties are actively marketed, estimated fair value may be periodically adjusted through an allowance for losses to reflect changes in values resulting from changing market conditions.

Our listing of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
	Fair Value	Markets for	Other	Significant
	as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Available for sale security	$1,007	-	$1,007	-

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Net Carrying Value at June 30, 2008				Total Losses
					Three		Six
					Months		Months
					Ended		Ended
					June 30,		June 30,
	Total	Level 1	Level 2	Level 3	2008		2008

Impaired loans	$9,129	-	-	9,129	1,466	(1)	1,494	(1)
Other real estate owned	$3,218	-	-	3,218	30		30

(1)	Represents a specific valuation allowance (recorded as part of the overall allowance for loan losses) for thirteen nonaccrual loans totaling $6,824 in accordance with SFAS 114.

 (continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2008, and for the three- and six- month periods ended June 30, 2008 and 2007 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Index

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.
Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the "Company") as of June 30, 2008, the related interim condensed consolidated statements of operations for the three- and six- month periods ended June 30, 2008 and 2007 and the related interim condensed consolidated statements of cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2008 and 2007. These interim condensed financial statements are the responsibility of the Company's management.

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
August 13, 2008

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

Comparison of June 30, 2008 and December 31, 2007

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

The Company is exposed to the weakening real estate conditions in the Florida markets including Orlando, Naples, Fort Myers and Tampa.  With the general economic down turn, the Company has focused its lending resources on nominal loan growth and specifically upon addressing any asset challenges presented by its existing loan portfolios.  Pricing of loans remain competitive and current lending initiatives are focused on Marco Island opportunities.

Liquidity and Capital Resources

The Company's primary source of cash during the six months ended June 30, 2008 was from a decrease in loans of $5.8 million.  Cash was used primarily to fund the net decrease in deposits of $2.3 million and to purchase securities of $6.0 million.

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

A summary of the Company's financial instruments with off-balance sheet risk at June 30, 2008 follows (in thousands):

Contract
Amount

Unused lines of credit	$20,238

Management believes that the Company has adequate resources to fund all of its commitments.

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2008	2007	2007
Average equity as a percentage
of average assets	14.20%	13.53%	13.30%

Total equity to total assets at end of period	13.92%	15.26%	12.37%

Return on average assets (1)	(3.02)%	(3.08)%	(2.86)%

Return on average common stockholders
equity (1)	(27.24)%	(24.12)%	(21.48)%

Noninterest expense to average assets (1)	3.58%	3.90%	3.12%

____________________________________________
(1)         Annualized for the six months ended June 30, 2008 and 2007.

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

	Three Months Ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	($ in thousands)
Interest-earning assets:
Loans	$116,957	1,833	6.29%	$137,409	2,633	7.69%
Investment securities	9,143	115	5.04	6,169	82	5.33
Other interest-earning assets (1)	21,908	125	2.29	22,452	294	5.25

Total interest-earning assets	148,008	2,073	5.62	166,030	3,009	7.27

Noninterest-earning assets	8,778			5,551

Total assets	$156,786			$171,581

Interest-bearing liabilities:
Savings	9,849	45	1.83	14,402	89	2.48
Money market and NOW deposits	32,886	134	1.63	30,576	164	2.15
Time deposits	85,118	945	4.45	97,175	1,241	5.12

Total interest-bearing deposits	127,853	1,124	3.53	142,153	1,494	4.22

Repurchase agreements	1,081	6	2.23	316	3	3.81

Total interest-bearing liabilities	128,934	1,130	3.52	142,469	1,497	4.21

Noninterest-bearing liabilities	6,308			6,649
Stockholders' equity	21,544			22,463

Total liabilities and stockholders' equity	$156,786			$171,581

Net interest income		$943			$1,512

Interest-rate spread (2)			2.10%			3.06%

Net interest-earning assets, net margin (3)	$19,074		2.56%	$23,561		3.65%

Ratio of interest-earning assets to
interest-bearing liabilities	1.15			1.17
____________________________
(1)	Includes interest-earning deposits, federal funds sold and Federal Reserve Bank stock and Federal Home Loan Bank Stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	($ in thousands)
Interest-earning assets:
Loans	$120,225	3,849	6.42%	$134,679	5,309	7.95%
Investment securities	7,826	201	5.15	5,078	136	5.40
Other interest-earning assets (1)	20,503	272	2.66	25,933	673	5.23

Total interest-earning assets	148,554	4,322	5.83	165,690	6,118	7.45

Noninterest-earning assets	9,184			5,601

Total assets	$157,738			$171,291

Interest-bearing liabilities:
Savings	9,998	101	2.03	14,941	184	2.48
Money market and NOW deposits	31,478	279	1.78	32,920	406	2.49
Time deposits	86,929	2,011	4.64	94,201	2,379	5.09

Total interest-bearing deposits	128,405	2,391	3.73	142,062	2,969	4.21

Repurchase agreements	953	16	3.37	158	3	3.83

Total interest-bearing liabilities	129,358	2,407	3.73	142,220	2,972	4.21

Noninterest-bearing liabilities	5,975			6,289
Stockholders' equity	22,405			22,782

Total liabilities and stockholders' equity	$157,738			$171,291

Net interest income		$1,915			$3,146

Interest-rate spread (2)			2.10%			3.24%

Net interest-earning assets, net margin (3)	$19,196		2.59%	$23,470		3.83%

Ratio of interest-earning assets to
interest-bearing liabilities	1.15			1.17
__________________________
(1)	Includes interest-earning deposits, federal funds sold and Federal Reserve Bank stock and Federal Home Loan Bank Stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2008 and 2007

General.  Net losses for the three months ended June 30, 2008 were $2.1 million or a net loss of $0.67 per basic and diluted share compared to net a net loss of $3.0 million or a net loss of $0.95 per basic and diluted share for the three months ended June 30, 2007. The decrease in net loss is primarily due to the decrease in the provision for loan losses from $5.3 million for the second quarter of 2007 to $2.9 million for the comparable 2008 period.

Interest Income and Expense.  Interest income totaled $2.1 million for the three months ended June 30, 2008 compared to $3.0 million for the three months ended June 30, 2007.  Interest income on loans decreased $800,000 due to lower yields in the portfolio as a result of higher levels of nonaccrual loans.

Interest expense decreased to $1.1 million for the three months ended June 30, 2008 compared to $1.5 million, for the three months ended June 30, 2007.  Interest expense decreased primarily due to a decrease of $2.3 million in deposits and a decrease in the weighted average interest rate paid on deposits.

Provision for Loan Losses.  The provision for loan losses is determined based on management's estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses was $2.9 million for the three months ended June 30, 2008 compared to $5.3 million for the six months ended June 30, 2007.  The allowance for loan losses is $6.1 million at June 30, 2008.

Real estate loans continue to be the primary source of loan charge-offs.  The Company charged off $614,000 for the three month period ended June 30, 2008, compared to $4.4 million for the comparable 2007 period.

While management believes that its allowance for loan losses is adequate as of June 30, 2008, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income.  Noninterest income decreased to $43,000 during the three month period ended June 30, 2008 compared to $302,000 for the same period in 2007 primarily due to a decrease in loan brokerage fees earned in 2008.

Noninterest Expenses.  Noninterest expenses increased to $1.5 million during the three-month period ended June 30, 2008 compared to $1.3 million for the same period in 2007.  Noninterest expense increased primarily due to increases in other real estate expense and regulatory assessment fees partially offset by decreases in salaries and employee benefits.

Income Taxes.  The Company recorded an income tax benefit of $1.3 million for the three-month period ended June 30, 2008 (an effective rate of 37.6%) compared to an income tax provision of $1.8 million for the 2007 period (an effective rate of 37.5%).

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2008 and 2007

General.  Net losses for the six months ended June 30, 2008 were $2.4 million or a net loss of $0.78 per basic and diluted share compared to a net loss of $2.4 million or a net loss of $0.77 per basic and diluted share for the six months ended June 30, 2007.

Interest Income and Expense.  Interest income decreased to $4.3 million for the six months ended June 30, 2008 from $6.1 million for the six months ended June 30, 2007.  Interest income decreased primarily due to lower yields in the portfolio as a result of higher levels of nonaccrual loans.

Interest expense decreased to $2.4 million for the six months ended June 30, 2008 compared to $3.0 million, for the six months ended June 30, 2007.  Interest expense decreased due to a decrease in the average balance of deposits in 2008 and a decrease in the weighted average interest rate paid on deposits.

Provision for Loan Losses.  The provision for loan losses is determined based on management's estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses was $3.0 million for the six months ended June 30, 2008 a decrease of $2.3 million from the comparable 2007 period.    The increased provision during the 2007 period was necessary to establish an appropriate level of allowance for loan losses and was primarily due to actions taken relating to portions of loan pools purchased through Allen C. Ewing & Company issued by Atlantic Capital Associates, Inc., Jacksonville, Florida.

Real estate loans continue to be the primary source of loan charge-offs. The Company charged off $749,000 for the period ended June 30, 2008, compared to $4.4 million for the comparable 2007 period.

While management believes that its allowance for loan losses is adequate as of June 30, 2008, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income.  Noninterest income decreased to $90,000 during the six month period ended June 30, 2008 compared $938,000 for the same period in 2007 primarily due to a decrease in loan brokerage fees earned in 2008.

Noninterest Expenses.  Noninterest expenses increased to $2.8 million during the six-month period ended June 30, 2008 compared to $2.6 million for the same period in 2007.  Noninterest expense increased primarily due to increased other real estate expenses, professional fees and regulatory assessments, partially offset by decreases in salaries and employee benefits.  The Company transferred $1.0 million to other real estate owned from loans during the period ended June 30, 2008.  The Company wrote down $30,000, recorded $513,000 in proceeds from the sale and expensed $105,000 for loss on sale for a total balance of $3.2 million in other real estate owned at June 30, 2008.

Income Taxes.  The Company recorded an income tax benefit of $1.4 million for the six-month period ended June 30, 2008 (an effective rate of 37.6%) compared to an income tax benefit of $1.4 million for the 2007 period (an effective rate of 36.9%).

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

We have made no significant changes in its internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders

On April 26, 2008, Marco Community Bancorp, Inc. held its Annual Meeting of Shareholders.  At this Annual Meeting, the following proposals were considered and acted upon:

PROPOSAL I.  To elect nine directors:

	For	Withheld

John V. (Jack) Cofer	2,017,558	272,904
Joel M. Cox	2,248,439	42,023
Bruce G. Fedor	2,041,964	248,498
Jamie B. Greusel	2,211,401	79,061
Robert A. Marks	2,211,401	79,061
Stephen A. McLaughlin2,041,214	249,248
E. Terry Skone	2,248,439	42,023
Richard Storm, Jr.	2,041,964	248,498

PROPOSAL II. The amendments to Marco Community Bancorp, Inc.'s three Stock Option and Limited Rights Plans:

For	Against	Abstain

2,237,640	43,350	4,455

PROPOSAL III. The ratification of the appointment of Hacker, Johnson & Smith PA as the independent auditors for the Company for the fiscal year ending December 31, 2008:

For	Against	Abstain

1,982,955	248,985	4,505

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 5. Other Information

On August 14, 2007, the Bank entered into a Written Agreement with the Federal Reserve Bank of Atlanta ("FRB") and the Florida Office of Financial Regulation ("OFR"). The purpose of the Written Agreement is for the Bank to address the FRB's and OFR's supervisory and regulatory concerns primarily related to the volume of certain loan pools which are described elsewhere in this Form 10-Q, as well as other loan quality issues. Pursuant to the Written Agreement, the Bank must take corrective actions within specified time frames, which may be extended with the consent of the FRB and the OFR although the Bank has not yet had to request any extensions.  When the FRB and OFR have determined that the Bank is in full compliance with the Written Agreement and that the issues that precipitated the Written Agreement are unlikely to occur, we expect that they will release the Bank from the Written Agreement. Failure to comply with the terms of the Written Agreement could result in the assessment of civil money penalties against the Bank and its Board of Directors. The actions to be taken include an evaluation by the Bank's Board of Directors of its current management and staffing to determine if any additional or replacement personnel are needed; the preparation and implementation of a strategic business plan and budget designed to improve the Bank's financial condition and credit risk management; a review and adoption of any necessary revisions to the Bank's loan policy and loan review/grading program; a reduction of the Bank's volume of adversely classified assets; and the continual monitoring of the Bank's allowance for loan and lease losses. In addition, the Bank may not make any loans to borrowers who previously had loans charged-off by the Bank; must prepare a plan to effectively manage the Bank's capital relative to its volume of adversely classified assets, anticipated growth and risk profile; and may not pay any dividends without regulatory consent.

Since entering into this agreement, the Company believes they are substantially in compliance with the written agreement; however, the Company has not received a written target report from the FRB.  The Bank has added three additional directors and added a credit analyst/portfolio manager.  The Bank has also instituted a new form of loan underwriting which is more focused on cash flow and project specific.  Also aggregate debt obligations are underwritten in the new format.  Additional reserves of $1.5 million have been set aside for the Atlantic Capital Pools.  The allowance for loan loss amount was developed utilizing the FAS 114 analysis of specific loans and the FAS 5 analysis of the pool loans.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibits

 The exhibits denominated with (a) were filed with the Company's Form SB-2 which was filed with the Securities and Exchange Commission on March 7, 2003, those denominated with (b) were filed with the Company's Form 10-Q which was filed with the Securities and Exchange Commission on August 14, 2007, those denominated with (c) were filed with the Company's Form 10-K which was filed with the Securities and Exchange Commission on March 19, 2008 and those denominated with (d) were filed with the Company's Definitive Schedules 14-A which was filed with the Securities and Exchange Commission on March 21, 2007 and March 20, 2008.

Exhibit No.		Description of Exhibit

(a)	3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State
(a)	3.2	Bylaws of Marco Community Bancorp, Inc.
(a)	4.1	Specimen Common Stock Certificate
(d)	10.1	Employees' Stock Option Plan, as amended
(d)	10.2	Directors' Stock Option Plan, as amended
(d)	10.3	Advisory Directors' Stock Option Plan, as amended
(c)	10.4	Employee Severance Agreement with Paul Nidasso
(c)	10.5	Employee Severance Agreement with Anthony Iannotta
(c)	10.6	Employee Severance Agreement with David Klein
(b)	10.8	Written Agreement with the Federal Reserve Bank of Atlanta and the Florida Office of Financial Regulation
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date: August 13, 2008	By:	/s/Richard Storm, Jr.
Richard Storm, Jr., Chief Executive Officer

Date: August 13, 2008	By:	/s/Laura A. Witty
Laura A. Witty, Interim Chief Financial Officer,
Vice President and Controller