Form 10-Q
period 2008-09-30
MARCO COMMUNITY BANCORP INC
filed 2008-11-13
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ____________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	3,222,608 shares
(class)	Outstanding at October 31, 2008

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	September 30,	December 31,
Assets	2008	2007
	(Unaudited)

Cash and due from banks	$2,829	2,479
Federal funds sold	7,495	8,695

Total cash and cash equivalents	10,324	11,174

Security available for sale	1,002	1,009
Securities held to maturity (fair value of $8,251 and $5,606)	8,281	5,561
Loans, net of allowance for loan losses of $5,669 in 2008 and $3,794 in 2007	103,088	119,876
Other real estate owned	2,816	2,857
Premises and equipment, net	3,401	3,360
Federal Reserve Bank stock, at cost	465	468
Federal Home Loan Bank stock, at cost	262	293
Accrued interest receivable	523	602
Deferred income taxes	3,753	2,020
Other assets	141	2,311

Total assets	$134,056	149,531

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	4,233	4,068
Savings, NOW and money-market deposits	34,293	38,342
Time deposits	73,433	81,303

Total deposits	111,959	123,713

Repurchase agreements	1,329	1,232
Official checks	277	797
Dividends payable	23	35
Accrued interest payable and other liabilities	699	936

Total liabilities	114,287	126,713

Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized, 96 shares outstanding	-	-
Preferred stock, series B, $51,000 liquidation value; 96 shares outstanding	4,896	4,896
Common stock, $.01 par value; 9,000,000 shares authorized, 3,222,608 shares issued and outstanding in 2008 and 2007	32	32
Additional paid-in capital	20,713	20,874
Accumulated deficit	(5,873)	(2,993)
Accumulated other comprehensive income	1	9

Total stockholders' equity	19,769	22,818

Total liabilities and stockholders' equity	$134,056	149,531

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans	$1,648	2,338	5,497	7,647
Securities	133	78	334	214
Other interest-earning assets	67	204	339	877

Total interest income	1,848	2,620	6,170	8,738

Interest expense:
Deposits	951	1,452	3,342	4,421
Other borrowings	7	5	23	8

Total interest expense	958	1,457	3,365	4,429

Net interest income	890	1,163	2,805	4,309

Provision for loan losses	150	455	3,155	5,750

Net interest income (expense) after provision for loan losses	740	708	(350)	(1,441)

Noninterest income:
Service charges on deposit accounts	7	6	19	19
CLCC loan brokerage fees	22	-	22	828
Other service charges and fees	46	40	124	137

Total noninterest income	75	46	165	984

Noninterest expenses:
Salaries and employee benefits	753	749	1,998	2,268
Occupancy and equipment	148	161	461	497
Advertising	23	25	100	148
Insurance	11	13	53	43
Data processing	63	61	194	189
Regulatory assessments	101	39	300	65
Telephone	16	21	53	63
Professional fees	156	169	411	310
Stationery and supplies	11	9	29	35
Other real estate owned	226	357	482	393
Other	101	87	352	327

Total noninterest expenses	1,609	1,691	4,433	4,338

Loss before income taxes	(794)	(937)	(4,618)	(4,795)

Income tax benefit	(299)	(335)	(1,738)	(1,766)

Net loss	(495)	(602)	(2,880)	(3,029)

Dividends on preferred stock	69	-	205	-

Net loss available to common shareholders	$(564)	(602)	(3,085)	(3,029)

Net loss per common share, basic and diluted	$(0.17)	(0.19)	(0.96)	(0.95)

Weighted-average number of shares outstanding, basic and diluted	3,223	3,218	3,223	3,181

Dividends per common share	$-	-	-	0.12

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2008 and 2007
($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2006	$-	32	20,165	2,481	-	22,678

Exercise of stock options (61,912 shares), including tax benefit of $220 (unaudited)	-	-	609	-	-	609

Share-based compensation (unaudited)	-	-	83	-	-	83

Cash dividends paid (unaudited)	-	-	-	(378)	-	(378)

Net loss (unaudited)	-	-	-	(3,029)	-	(3,029)

Balance at September 30, 2007 (unaudited)	$-	32	20,857	(926)	-	19,963

Balance at December 31, 2007	$4,896	32	20,874	(2,993)	9	22,818

Comprehensive loss:
Net loss (unaudited)	-	-	-	(2,880)	-	(2,880)

Net change in unrealized gain on security available for sale, net of tax effect (unaudited)	-	-	-	-	(8)	(8)

Comprehensive loss (unaudited)						(2,888)

Share-based compensation (unaudited)	-	-	44	-	-	44

Dividends declared-preferred (unaudited)	-	-	(205)	-	-	(205)

Balance at September 30, 2008 (unaudited)	$4,896	32	20,713	(5,873)	1	19,769

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,880)	(3,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	207	210
Share-based compensation	44	83
Provision for loan losses	3,155	5,750
Deferred income tax benefit	(1,734)	(1,986)
Amortization of loan fees and costs, net	30	31
Decrease in accrued interest receivable	79	184
Decrease (increase) in other assets	2,170	(590)
Write-down of other real estate owned	30	340
Loss on sale of other real estate owned	257	-
(Decrease) increase in official checks, accrued interest payable and other liabilities	(757)	60

Net cash provided by operating activities	601	1,053

Cash flows from investing activities:
Purchase of securities held to maturity	(6,007)	(3,924)
Principal payment of securities held to maturity	957	432
Proceeds from maturity of securities held to maturity	2,330	-
Redemption of Federal Reserve Bank stock	62	-
Redemption of Federal Home Loan Bank stock	31	52
Purchase of Federal Reserve Bank stock	(59)	-
Net decrease (increase) in loans	12,171	(2,626)
Proceeds from sale of other real estate owned	1,186	-
Purchase of premises and equipment	(248)	(48)

Net cash provided by (used in) investing activities	10,423	(6,114)

Cash flows from financing activities:
Net decrease in deposits	(11,754)	(10,510)
Net increase in repurchase agreements	97	529
Net proceeds from exercise of common stock options	-	389
Cash dividends paid	-	(378)
Preferred dividends paid	(217)	-
Tax benefit from exercise of stock options	-	220

Net cash used in financing activities	(11,874)	(9,750)

Net decrease in cash and cash equivalents	(850)	(14,811)

Cash and cash equivalents at beginning of period	11,174	26,905

Cash and cash equivalents at end of period	$10,324	12,094

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$3,489	4,224

Income taxes	$(2,116)	660

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Noncash transactions:
Preferred dividends payable at beginning of period	$35	-

Preferred dividends payable at end of period	$23	-

Transfer of loans to other real estate owned	$1,432	2,211

Net change in unrealized gain on security available for sale, net of tax effect	$(8)	-

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business and Basis of Presentation
General. Marco Community Bancorp, Inc. (the "Holding Company") which was incorporated on January 28, 2003 owns 100% of the outstanding common stock of Marco Community Bank (the "Bank") and Commercial Lending Capital Corp. ("CLCC") (collectively the "Company").   The Holding Company's only business activity is the operation of the Bank and CLCC.  The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida. The deposits of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation. CLCC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints.  Effective October 2008, CLCC's mission and overall focus changed to a full time effort to sell classified loans and OREO assets of both Marco Community Bank and Marco Community Bancorp, Inc.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2008, the results of operations for the three- and nine-month periods ended September 30, 2008 and 2007 and cash flows for the nine month periods ended September 30, 2008 and 2007.  The results of operations for the three- and nine- month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

2.	Loan Impairment and Loan Losses
Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at end of period	$10,925	13,533	10,925	13,533
Total related allowance for losses	$3,821	1,189	3,821	1,189
Average investment in impaired loans	$11,118	11,681	10,655	5,838
Interest income recognized on impaired loans	$-	-	102	-
Interest income received on impaired loans	$-	-	-	-

At September 30, 2008, the Company had $12.9 million in nonaccrual loans and no loans which were over ninety days past due and still accruing interest.  At September 30, 2007, the Company had $14.8 million in nonaccrual loans and no loans which were ninety days past due but still accruing interest.

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued
The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning balance	$6,050	2,961	3,794	2,047
Charge-offs	(531)	(74)	(1,280)	(4,455)
Provision for loan losses	150	455	3,155	5,750

Ending balance	$5,669	3,342	5,669	3,342

At September 30, 2008 the Company has eleven loan pools with original terms of one year.  At September 30, 2008, $2.5 million was outstanding compared to $7.9 million at September 30, 2007.  The Company charged-off $605,000 of these loan pools in 2008, compared to a charge-off of $3.2 million for the nine months ended September 30, 2007.

3.	Other Real Estate Owned
Other real estate owned ("OREO") is comprised of real estate properties obtained in partial or total satisfaction of loan obligations.  At September 30, 2008 OREO totaled $2.8 million which was comprised of nine residential real estate lots held for an average of eleven months and four residential properties held for an average of six months and recorded at estimated fair value less estimated selling costs.  Changes in the value subsequent to transfer are recorded in non-interest expense along with direct operating expenses.  Gains or losses not previously recognized resulting from the sale of OREO is recognized in non-interest expense on the date of sale.  During the nine months ended September 30, 2008, the Company wrote down $30,000, recorded $1.2 million in proceeds from the sale of three residential properties which resulted in a $257,000 loss.  The Company also recorded $195,000 in expenses to refurbish or maintain the properties held.

At the time of booking OREO, the Bank orders a current appraisal and books OREO at a discounted value based off the current appraisal.  OREO is actively marketed by professional real estate individuals in an attempt to sell parcels at their current market value.  The Company is exposed to the weakening real estate conditions in the Florida markets including Orlando, Naples, Fort Myers and Tampa.  With the general economic downturn, the Company may not be able to sell its OREO property at the current market value and may experience an increase in OREO.

4.	Loss Per Common Share
Loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not considered dilutive securities for the three and nine month periods ended September 30, 2008 and 2007 due to the net losses incurred by the Company.

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Regulatory Capital
The Bank is required to maintain certain minimum regulatory capital requirements.  The following is a summary at September 30, 2008 of the regulatory capital requirements for a well capitalized financial institution and the Bank's actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets	16.49%	10.00%
Tier I capital to risk-weighted assets	15.19%	6.00%
Tier I capital to total assets - leverage ratio	11.11%	5.00%

6.	Share-Based Compensation
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

The plans were amended in 2007 to increase the size of the three Company plans so that the number of shares of common stock reserved for issuance under all three Company plans is a collective amount equal to 15% of the common stock outstanding, up to a maximum of 1,500,000 shares.  At September 30, 2008, an aggregate of 71,614 options remain available for grant in all three plans.

A summary of the plans is as follows (in thousands, except for share and per share information):

	Number of Shares	Weighted - Average Per Share Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value
The Employees' Plan:
Options outstanding at December 31, 2007	188,200	$9.35
Options granted	13,000	6.04
Options forfeited	(69,037)	10.35

Options outstanding at September 30, 2008	132,163	$8.68	8.61	$-
Options exercisable at September 30, 2008	33,850	$7.10	6.86	$-

The Directors' Plan:
Options outstanding at December 31, 2007	56,250	7.78
Options granted	68,750	4.83

Options outstanding at September 30, 2008	125,000	$7.33	4.56	$2
Options exercisable at September 30, 2008	50,250	$6.60	5.82	$-

The Advisory Directors' Plan:
Options outstanding at December 31, 2007 and September 30, 2008	20,251	$8.78	2.50	$-
Options exercisable at September 30, 2008	8,228	$6.00	.50	$-

There were no options exercised during the nine months ended September 30, 2008.  The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $699,000.  There was a $220,000 tax benefit recognized for the nine months ended September 30, 2007.  At September 30, 2008, there was $352,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans.  The cost is expected to be recognized over a weighted-average period of 4.1 years.  The total fair value of shares vested and recognized as compensation expense was $44,000.  The total fair value of shares vested and recognized as compensation expense was $83,000 for the nine month period ended September 30, 2007, and no income tax benefit was recognized.

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Share-Based Compensation, Continued
The fair value of each option granted for the three and nine months ended September 30, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted-average risk-free interest rate	3.82%	4.47%	3.91%	4.74%
Weighted-average dividend yield	-%	-%	-%	1.14%
Weighted-average expected stock volatility	74.67%	51.96%	55.62%	27.31%
Expected life in years	6.5 years	6.5 years	6.5 years	6.5 years
Per share weighted-average grant-date fair value of options issued during ther period	$2.46	5.78	1.94	6.11

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

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.	Fair Value Measurements, Continued
Our listing of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Fair Value as of September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale security	$1,002	-	1,002	-

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Net Carrying Value at September 30, 2008				Total Losses
	Total	Level 1	Level 2	Level 3	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Impaired loans	$8,413	-	-	8,413	-	2,833	(1)

(1)	Represents a specific valuation allowance (recorded as part of the overall allowance for loan losses) for twelve nonaccrual loans totaling $9,548 in accordance with SFAS 114.

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.	Preferred Stock
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

9.	Subsequent Event
On October 15, 2008, the Company commenced a private placement of its Series C Preferred Stock.  The offering is expected to be completed by November 30, 2008.  The capital will be used to provide operating capital and to support continued growth of the Company and the Bank.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2008, and for the three- and nine-month periods ended September 30, 2008 and 2007 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Index

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.
Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the "Company") as of September 30, 2008, the related interim condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2008 and 2007 and the related interim condensed consolidated statements of cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 2008 and 2007. These interim condensed financial statements are the responsibility of the Company's management.

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
October 17, 2008

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

Comparison of September 30, 2008 and December 31, 2007

General

Marco Community Bancorp, Inc. (the "Holding Company"), which was incorporated on January 28, 2003, owns 100% of the outstanding common stock of Marco Community Bank (the "Bank") and Commercial Lending Capital Corp. ("CLCC") (collectively the "Company"). The Holding Company's only business is the ownership and operation of the Bank and CLCC.  The Bank is a Florida state-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation.  CLCC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints.  Effective October 2008 CLCC's mission and overall focus changed to a full time effort to sell classified loans and OREO assets of both Marco Community Bank and Marco Community Bancorp, Inc.

The Company is exposed to the weakening real estate conditions in the Florida markets including Orlando, Naples, Fort Myers and Tampa.  The Company believes the challenging market conditions found in its market area are primarily attributable to a regional softening in demand for real estate assets as well as an oversupply of residential and commercial properties, particularly in the Company's local markets. Residential inventories have climbed, while commercial space already in construction and now nearing completion has added approximately 744,000 square feet during 2008 as recently reported in the Naples Daily News.  Commercial vacancy rates are expected to rise from 5% to 9%, which although acceptable, has been aided by decreasing commercial lease rates. According to a September 14, 2008 article published in the Ft. Myers News Press, in some regional areas office space rates have fallen 59% from their peak in 2005 on a triple net basis, and nonanchored retail space has declined approximately 39% over the same period. The decline in residential real estate pricing prices and falling commercial lease rates, uncertainty as to the direction of interest rates, lack of availability of financing and an inability to sell currently owned properties all add to an air of economic uncertainty in the Southwest Florida region.  With the general economic down turn, the Company has focused its lending resources on nominal loan growth and specifically upon addressing any asset challenges presented by its existing loan portfolios.  Pricing of loans remain competitive and current lending initiatives are focused on Marco Island opportunities.

Liquidity and Capital Resources

The Company's primary source of cash during the nine months ended September 30, 2008 was from a decrease in loans of $12.0 million.  Cash was used primarily to fund the net decrease in deposits of $11.8 million and to purchase securities of $6.0 million.

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

Unused lines of credit typically result in loans with a market interest rate when funded.

A summary of the Company's financial instruments with off-balance sheet risk at September 30, 2008 follows (in thousands):

Contract Amount
Unused lines of credit	$21,741

Management believes that the Company has adequate resources to fund all of its commitments.

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007	Nine Months Ended September 30, 2007
Average equity as a percentage of average assets	14.27%	13.53%	13.09%
Total equity to total assets at end of period	14.75%	15.26%	13.02%
Return on average assets (1)	(2.53)%	(3.08)%	(2.42)%
Return on average common stockholders equity (1)	(23.00)%	(24.12)%	(18.46)%
Noninterest expense to average assets (1)	3.89%	3.90%	3.46%
Nonperforming loans to total loans	11.84%	9.87%	11.43%
Nonperforming assets to total assets	11.71%	8.18%	10.85%

     ___________________________________________
(1)	Annualized for the nine months ended September 30, 2008 and 2007.

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

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
Interest-earning assets:	($ in thousands)
Loans	$110,609	1,648	5.91%	$130,736	2,338	7.10%
Investment securities	10,823	133	4.88	5,982	78	5.17
Other interest-earning assets (1)	11,613	67	2.29	15,483	204	5.23

Total interest-earning assets	133,045	1,848	5.51	152,201	2,620	6.83

Noninterest-earning assets	6,515			8,163

Total assets	$139,560			$160,364

Interest-bearing liabilities:
Savings	7,854	40	2.02	13,494	84	2.47
Money market and NOW deposits	29,251	132	1.79	27,330	153	2.22
Time deposits	76,440	779	4.04	93,580	1,215	5.15

Total interest-bearing deposits	113,545	951	3.32	134,404	1,452	4.29

Repurchase agreements	1,050	7	2.64	522	5	3.80

Total interest-bearing liabilities	114,595	958	3.32	134,926	1,457	4.28

Noninterest-bearing liabilities	4,625			5,187
Stockholders' equity	20,340			20,251

Total liabilities and stockholders' equity	$139,560			$160,364

Net interest income		$890			$1,163

Interest-rate spread (2)			2.19%			2.55%

Net interest-earning assets, net margin (3)	$18,450		2.65%	$17,275		3.03%

Ratio of interest-earning assets to interest-bearing liabilities	1.16			1.13

______________________________________
(1)	Includes interest-earning deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$116,996	5,497	6.26%	$133,364	7,647	7.67%
Investment securities	8,832	334	5.04	5,379	214	5.32
Other interest-earning assets (1)	17,518	339	2.58	22,449	877	5.22

Total interest-earning assets	143,346	6,170	5.73	161,192	8,738	7.25

Noninterest-earning assets	8,202			6,457

Total assets	$151,548			$167,649

Interest-bearing liabilities:
Savings	9,278	139	2.00	14,459	268	2.48
Money market and NOW deposits	30,730	412	1.79	31,057	558	2.40
Time deposits	83,407	2,791	4.46	93,994	3,595	5.11

Total interest-bearing deposits	123,415	3,342	3.61	139,510	4,421	4.24

Repurchase agreements	986	23	3.11	279	8	3.83

Total interest-bearing liabilities	124,401	3,365	3.60	139,789	4,429	4.24

Noninterest-bearing liabilities	5,522			5,922
Stockholders' equity	21,625			21,938

Total liabilities and stockholders' equity	$151,548			$167,649

Net interest income		$2,805			$4,309

Interest-rate spread (2)			2.13%			3.01%

Net interest-earning assets, net margin (3)	$18,945		2.61%	$21,403		3.57%

Ratio of interest-earning assets to interest-bearing liabilities	1.15			1.15

__________________________
(1)	Includes interest-earning deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2008 and 2007

General.  Net losses for the three months ended September 30, 2008 were $495,000 or a net loss of $0.17 per basic and diluted common share compared to net loss of $602,000 or a net loss of $0.19 per basic and diluted common share for the three months ended September 30, 2007. The decrease in the net loss is primarily due to the decrease in the provision for loan losses, somewhat offset by a decrease in the income tax benefit.

Interest Income and Expense.  Interest income totaled $1.8 million for the three months ended September 30, 2008 compared to $2.6 million for the three months ended September 30, 2007.  Interest income on loans decreased to $1.6 million due to lower yields in the portfolio as a result of higher levels of nonaccrual loans.  The decrease in loan interest income was also attributable to a decrease in the loan balance outstanding.  During both of these periods, no new credit was extended to borrowers to fund their currently due interest or principal payments.

Interest expense decreased to $958,000 for the three months ended September 30, 2008 compared to $1.5 million, for the three months ended September 30, 2007.  Interest expense decreased primarily due to a decrease of $20.9 million in average deposit balances.

Marco Community Bank has not extended new credits to any borrower for the coverage of interest payments due upon any other extant note, nor has the Bank capitalized interest due in any loan and in so doing added interest payable to the principal balance of any note.

As to interest reserves, it is the practice of Marco Community Bank to only consider such reserves in loans where development of land or related vertical construction is taking place as a prelude to permanent financing.  The Bank engages in this process only in these limited circumstances, and only to ensure that such a development or construction project is properly and fully funded.  The Bank does not engage in the practice of extending additional loans as a facility to bring interest payments current on borrowers who do not have the repayment capacity to keep a loan current.

Provision for Loan Losses.  The provision for loan losses was $150,000 for the three months ended September 30, 2008. The allowance for loan losses is $5.7 million at September 30, 2008. While management believes that its allowance for loan losses is adequate as of September 30, 2008, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

There is a significant correlation between the state of the regional real estate market and the economic environment in the Bank’s market area.  The current economic conditions have resulted in a strain upon asset quality, which required a considered and measured response as to the need for a significant increase in the provision for loan and lease losses.  Upon a review of its portfolio and in light of the economic environment, the Bank made an additional provision of $150,000 during the quarter ending September 30, 2008.  Charge-offs totaled $531,000 for the quarter ending September 30, 2008 compared to $74,000 for the quarter ending September 30, 2007 with no recoveries occurring during either period.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2008 and 2007, Continued

Noninterest Income.  Noninterest income was $75,000 during the three month period ended September 30, 2008 compared to $46,000 for the same period in 2007.

Noninterest Expenses.  Noninterest expenses decreased to $1.6 million during the three-month period ended September 30, 2008 compared to $1.7 million for the same period in 2007.  Noninterest expense increased primarily due to a decrease in other real estate owned expenses.

Income Taxes.  The Company recorded an income tax benefit of $299,000 for the three-month period ended September 30, 2008 (an effective rate of 37.7%) compared to an income tax benefit of $335,000 for the 2007 period (an effective rate of 35.8%).

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007

General.  Net losses for the nine months ended September 30, 2008 were $2.9 million or a net loss of $0.96 per basic and diluted common share compared to net loss of $3.0 million or $0.95 per basic and diluted common share for the nine months ended September 30, 2007.  The Company's 2008 net loss was primarily due to the addition of $3.2 million in the allowance for loan loss.

The provision for loan loss of $3.2 million was a result of recent regulatory examinations by the Florida Office of Financial Regulation and Federal Reserve Bank of Atlanta, following which the Bank agreed to take certain actions primarily related to certain loan pools it had purchased. Such pools consisted of short term loans to borrowers with high credit scores, which were used to finance the borrowers' acquisition and renovation of residential real estate primarily in Duval and Hillsborough Counties, Florida. Due to liquidity and pricing weaknesses in those markets, as well as the financial deterioration of the loans' servicer, the Bank has further concluded that the likelihood of full repayment of those loans is unlikely.  At September 30, 2008, the Bank has $2.5 million remaining in these loan pools compared to $7.9 million at September 30, 2007. The Bank charged off an additional $605,000 in 2008 compared to $3.2 million for the period ending September 30, 2007.  For the nine-month period ending September 30, 2008, the Bank received $1.9 million from the sale of several loan pools. No loan pools were sold during the nine-month period ending September 30, 2007.  The Bank believes that its Allowance for Loan and Lease Losses is sufficient to cover any additional charge offs in those loan pools. The Bank, however, is actively engaged in trying to mitigate any losses and to reduce the amount of adversely classified loans. The Bank is evaluating its options, including, but not limited to, selling the loan pools or accepting assignment of individual loans and pursuing refinancing or foreclosures.

Interest Income and Expense.  Interest income decreased to $6.2 million for the nine months ended September 30, 2008 from $8.7 million for the nine months ended September 30, 2007.  Interest income decreased primarily due to lower yields in the portfolio as a result of higher levels of nonaccrual loans. The decrease in loan interest income was also attributable to a decrease in the loan balance outstanding.  During both of these periods, no new credit was extended to borrowers to fund their currently due interest or principal payments.

Interest expense decreased to $3.4 million for the nine months ended September 30, 2008 compared to $4.4 million, for the nine months ended September 30, 2007.  Interest expense decreased due to a decrease in the average balance in 2008.

Marco Community Bank has not extended new credits to any borrower for the coverage of interest payments due upon any other extant note, nor has the Bank capitalized interest due in any loan and in so doing added interest payable to the principal balance of any note.

As to interest reserves, it is the practice of Marco Community Bank to only consider such reserves in loans where development of land or related vertical construction is taking place as a prelude to permanent financing.  The Bank engages in this process only in these limited circumstances, and only to ensure that such a development or construction project is properly and fully funded.  The Bank does not engage in the practice of extending additional loans as a facility to bring interest payments current on borrowers who do not have the repayment capacity to keep a loan current.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007, Continued

Provision for Loan Losses.  The provision for loan losses was $3.2 million for the nine months ended September 30, 2008 compared to $5.8 million for the nine months ended September 30, 2007. The allowance for loan losses is $5.7 million at September 30, 2008. Nonaccrual loans totaled $12.9 million at September 30, 2008, compared to $14.8 million at September 30, 2007. While management believes that its allowance for loan losses is adequate as of September 30, 2008, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

There is a significant correlation between the state of the regional real estate market and the economic environment in the Bank’s market area.  The current economic conditions have resulted in a strain upon asset quality, which required a considered and measured response as to the need for a significant increase in the provision for loan and lease losses.  Upon a review of its portfolio and in light of the economic environment, the Bank made a provision of $3.2 million during the nine-month period ending September 30, 2008, primarily to address a specific portion of purchased loan pools within its portfolio.  Charge-offs totaled an additional $1.3 million with no recoveries occurring during the period.

During this period, discussions began between the Bank and the Federal Reserve Bank of Atlanta ("FRB") concerning the need for additional provisions to address the weaknesses inherent in the regional economic environment and its expected effect on the Bank’s portfolio of loans.  This discussion concluded with the Bank adding an incremental provision of $1,339,000, which brought the total provisions for the nine-month period ending September 30, 2008 to $3.2 million.  This had the net effect, with the incorporation of the previously mentioned charge-offs, of bringing the allowance for loan and lease losses to $5.7 million as of September 30, 2008.

The process of provision calculation has evolved as the Bank has responded to the changing local and regional market conditions and the guidance received from the FRB.  This examination of the calculation process has entailed changes in how the Bank segments loan categories, resulting in a more appropriate and detailed division of loan categories and an improved and more accurate assignment of risks specific to each.  This re-segmentation and risk re-assessment will ensure that the Bank maintains an appropriate level of reserves going forward in the interest of maintaining safety and soundness in its banking practices and will allow the Bank to possess the capacity to respond appropriately to the changing market conditions within which the Bank operates.

Nonaccrual loans as a percentage of the Bank’s loan portfolio was 11.8%at September 30, 2008 compared to 11.5% at September 30, 2007 while total past dues (those loans in excess of 30 days of delinquency) were 16.0% at September 30, 2008 compared to 15.6% at September 30, 2007. Nonperforming loans as a percent of totals loans was 11.8% at September 30, 2008 compared to 11.4% at September 30, 2007.  The increase in this ratio required that the Bank take the necessary actions to bolster the reserve through the funding of adequate and appropriate provisions to ensure that proper reserves were being achieved which would allow the Bank to maintain its operations in compliance with safe and sound banking practices.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007, Continued

Provision for Loan Losses, Continued.  In addition, the process by which the Bank calculated these provisions and thus the resulting maintenance level for the allowance for lease and loan losses was substantially modified to more closely track those portions of the loan portfolio where the Bank was incurring a heightened level of impairment to asset quality.  This process of modification also allowed the Bank to more accurately define segment risks and to more adequately determine an appropriate overall reserve level.  This modified process was first utilized in the calculation of the provision taken at March 31, 2008 in conjunction with guidance from the appropriate regulatory agencies as to the level of reserve that was the agencies felt was appropriate for the Bank to maintain at that time.

The quarter ending June 30, 2008 was the first full utilization of the new calculation process, and demonstrated that the Bank had an adequate level of loan loss reserves at that time.  Thus no additional provision was necessary.  However, the Bank continues to monitor asset quality meticulously going forward in order to ensure that it maintains an acceptable level of loan and lease loss allowance, and to make appropriate provisions as necessary in order to maintain this allowance in accordance with statute and safe and sound banking practices.

Noninterest Income.  Noninterest income decreased to $165,000 during the nine month period ended September 30, 2008 compared $984,000 for the same period in 2007.  A decrease in loan brokerage fees from CLCC transactions accounted for the decrease.

Noninterest Expenses.  Noninterest expenses increased to $4.4 million during the nine-month period ended September 30, 2008 compared to $4.3 million for the same period in 2007.  Noninterest expense increased primarily due to an increase in other real estate owned expenses in addition to regulatory assessments and professional fees.

Income Taxes.  The Company recorded an income tax benefit of $1.7 million for the nine-month period ended September 30, 2008 (an effective rate of 37.6%) compared to an income tax benefit of $1.8 million for the 2007 period (an effective rate of 36.8%).

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On Thursday, August 22,2008, Marco Community Bancorp, Inc's (the "Company") wholly owned subsidiary, Marco Community Bank (the "Bank"), instituted an action (Marco Community Bank v. Atlantic Capital Associates, Inc., Florida Capital Bank N.A. and Allen C. Ewing & Co., Case No. 08-6362 CA) in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida against each of Atlantic Capital Assoc., Inc. ("ACA"), Florida Capital Bank, N.A. ("FCB") and Allen C. Ewing & Co. ("Ewing" and collectively with ACA and FCB, the "Defendants").

Specifically, the Bank alleges that ACA, the loan originator, loan servicer, lender and underwriter, along with its agents, FCB and Ewing, failed to underwrite mortgage loans in conformity with their own offering documents, servicing agreements and industry standards. In addition, the Bank alleges that the Defendants also failed to perform as required under their agreements with the Bank and that all of these failures and conflicts led up to the issuance of loan pools, which were impaired securities founded on material misstatements and omissions in the offering documents, servicing agreements and other material documents delivered in connection with the purchases by the Bank of these loan pools.

The Bank has instituted the action alleging violations of the Florida Securities and Investor Protection Act, breach of contract and negligence. The Bank is seeking to recover damages sustained, pre-judgment interest, attorney's fees and cost in connection with its purchase of more than $19 million of loan pools from the Defendants.

Item 5. Other Information

On August 14, 2007, the Bank entered into a Written Agreement with the Federal Reserve Bank of Atlanta ("FRB") and the Florida Office of Financial Regulation ("OFR"). The purpose of the Written Agreement is for the Bank to address the FRB's and OFR's supervisory and regulatory concerns primarily related to the volume of certain loan pools which are described elsewhere in this Form 10-Q, as well as other loan quality issues. Pursuant to the Written Agreement, the Bank must take corrective actions within specified time frames, which may be extended with the consent of the FRB and the OFR although the Bank has not yet had to request any extensions.  When the FRB and OFR have determined that the Bank is in full compliance with the Written Agreement and that the issues that precipitated the Written Agreement are unlikely to occur, we expect that they will release the Bank from the Written Agreement. Failure to comply with the terms of the Written Agreement could result in the assessment of civil money penalties against the Bank and its Board of Directors. The actions to be taken include an evaluation by the Bank's Board of Directors of its current management and staffing to determine if any additional or replacement personnel are needed; the preparation and implementation of a strategic business plan and budget designed to improve the Bank's financial condition and credit risk management; a review and adoption of any necessary revisions to the Bank's loan policy and loan review/grading program; a reduction of the Bank's volume of adversely classified assets; and the continual monitoring of the Bank's allowance for loan and lease losses. In addition, the Bank may not make any loans to borrowers who previously had loans charged-off by the Bank; not because of any specific concern with the Bank, but because such provision is typically included in such written agreements as a proactive preventive measure; must prepare a plan to effectively manage the Bank's capital relative to its volume of adversely classified assets, anticipated growth and risk profile; and may not pay any dividends without regulatory consent.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 5. Other Information, Continued

Since entering into the Written Agreement, the Company has made certain material changes to its operations. These changes include: confining its lending activities to Collier County; increasing the level of detail and analysis contained in its loan underwriting files; restructuring its loan policy and methodology for determining its allowance for loan losses; broadening marketing efforts to utilize more forms of media and to emphasize increased community involvement; cross-training employees to increase their skill sets and better serve the Company's customers; and increasing lobby hours for the convenience of customers.

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

Exhibit No.	Description of Exhibit

(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State
(a) 3.2	Bylaws of Marco Community Bancorp, Inc.
3.3	Articles of Amendment to the Articles of Incorporation
3.4	Articles of Amendment to the Articles of Incorporation
(a) 4.1	Specimen Common Stock Certificate
(d) 10.1	Employees' Stock Option Plan, as amended
(d) 10.2	Directors' Stock Option Plan, as amended
(d) 10.3	Advisory Directors' Stock Option Plan, as amended
(c) 10.4	Employee Severance Agreement with Paul Nidasso
(c) 10.5	Employee Severance Agreement with Anthony Iannotta
(c) 10.6	Employee Severance Agreement with David Klein
(b) 10.8	Written Agreement with the Federal Reserve Bank of Atlanta and the Florida Office of Financial Regulation
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date:	November 12, 2008	By:	/s/Richard Storm, Jr.
Richard Storm, Jr., Chief Executive Officer

Date:	November 12, 2008	By:	/s/Laura A. Witty
Laura A. Witty, Interim Chief Financial Officer, Vice President and Controller