Form 10-K
period 2008-12-31
MARCO COMMUNITY BANCORP INC
filed 2009-03-30
CIK 1221354

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________
FORM 10-K
_____________________
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number 000-50557
_____________________
MARCO COMMUNITY BANCORP, INC.

A Florida Corporation
IRS Employer Identification No. 84-1620092
_____________________
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

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $5.55, as quoted on the Over-the-Counter-Bulletin-Board, on June 30, 2008 was approximately $11,006,138.  For the purposes of this response, directors and officers of the Registrant are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant’s common stock, as of February 28, 2009: 3,222,608 shares of $0.01 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held in May 2009 are incorporated by reference into Part III of this report.

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

MCBI’s other wholly-owned subsidiary, Commercial Lending Capital Corp. (“CLCC”) (formerly MCB Commercial Lending Corp.) was incorporated on October 22, 2004, and commenced a commercial lending brokerage business on November 8, 2004.  CLCC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints.  Effective December 31, 2008 CLCC’s operations were suspended due to economic market conditions.

The Company’s fiscal year ends December 31. This Form 10-K is also being used as the Bank’s Annual Disclosure Statement under Federal Deposit Insurance Corporation (“FDIC”) Regulations. This Form 10-K has not been reviewed or confirmed for accuracy or relevance by the FDIC.

Market Area and Competition

Marco Island is the primary residential and commercial center located in the southeast part of Collier County, Florida. Collier County maintains a steady tourist, industrial and agricultural base, which has been expanding in recent years. The largest employers in the County include: Collier County School Board; Naples Community Hospital, Inc.; Publix Supermarket, Inc.; Collier County Board of County Commissioners; Marriott Corporation; Winn-Dixie Stores, Inc.; and Ritz Carlton Hotel. Agricultural activities in the county center around the cattle, produce and saltwater fishing industries.  Numerous resorts, hotels and other tourist facilities are located in Marco Island, as well as a number of winter residences mixed with a large number of permanent residences.

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

Over the past year to 24 months, economic conditions have deteriorated in our primary market area.  We believe the challenging market conditions found in its market area are primarily attributable to a regional softening in demand for real estate assets, as well as an oversupply of residential and commercial properties, particularly in the Collier County Florida market.  Residential inventories have increased, as has commercial space already in construction and now nearing completion.  The decline in residential real estate prices and falling commercial lease rates, uncertainty as to the direction of interest rates, lack of availability of financing and an inability to sell currently owned properties all add to an air of economic uncertainty in the Southwest Florida region.  In addition, global economic issues may also affect our market area.  These economic factors have also contributed to the number and severity of problem assets within the Bank’s own portfolio as total classified loans as of December 31, 2008 totaled $17.4 million or 12.7% of total assets, compared to $19.1 million or 12.8% at December 31, 2007.  The Bank has brought its reserves in line with its expected exposure to these problem assets.

Loan Portfolio

General - We consider the maintenance of a well-underwritten and diversified loan portfolio a prudent and profitable method of employing funds raised through deposits. The Bank’s objective is to maintain a high quality, diversified credit portfolio consisting of commercial, consumer and mortgage loans.

The Bank’s loan policy provides the Bank’s lenders with the discretion necessary to accomplish our lending objectives, while assuring compliance with banking regulations. The Bank Board’s Loan Committee is responsible for overseeing the soundness of the Bank’s credit policy, adherence to lending policies and compliance with applicable laws, rules and regulations. To fulfill these responsibilities, the Loan Committee reviews the adequacy of the Bank’s credit policy on at least a quarterly basis, reviews all large loans and monitors the performance of the loan portfolio on an ongoing basis. At December 31, 2008, net loans comprised 78% of our total assets.

Commercial Loans - We provide commercial loans to the business community to provide funds for such purposes as financing business equipment and commercial real estate. Our emphasis is on loans secured by commercial real estate, rather than riskier receivables or business inventory loans. Risks associated with these types of loans include the general business conditions found in the local economy and borrowers’ ability to conduct their businesses in a fashion which generates sufficient profits to repay their loans under agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to support the borrowers’ ability to service the debt and reduce the risk of non-payment.

Commercial loans are either short term (one year or less) or intermediate term in nature and may be secured, unsecured or partially secured. Maturities are structured in relation to the economic purpose of the loan, conforming to the anticipated source of repayment. Interest rates are typically originated on a floating rate basis, tied to prime rate. The basis upon which we set rates over prime is based upon the risk of the credit facility. We attempt to place interest rate, floors and pre-payment penalties whenever possible. In addition, we attempt to originate fee income on each loan closed through the Bank.

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

Mortgage Loans – We do not actively engage in conventional 15 to 30 year fixed rate residential mortgage lending.

Consumer Loans - Consumer loans are being provided to individuals for household, family and personal expenditures.  Consumer loans generally involve more risk than mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal. This risk is due to the potential for damage to the collateral or other loss of value, and the fact that any remaining deficiency often does not warrant further collection efforts. In addition, consumer loan performance depends on the borrower’s continued financial stability and is, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Generally, consumer loans have a maturity of not longer than six years. The primary type of consumer lending will be for the financing of boats and automobiles, home improvements and education.

Loan Loss Allowance

As of December 31, 2008, approximately 27.9% of outstanding loans are in the commercial real estate loan category compared to 25.8% at December 31, 2007.  At December 31, 2008, commercial loans represented 29.9% of our loan portfolio, compared to 33.0% at December 31, 2007. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2008, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

The Bank’s Board of Directors monitors the loan portfolio monthly in order to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies, the Bank engages the services of outside consultants to assist in the evaluation of credit quality and loan administration. These professionals complement our internal system, which identifies potential problem credits as quickly as possible, categorizes the credit portfolio as to risk and includes a reporting process to monitor the progress of any troubled credits.

The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management’s judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect a borrower’s ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic conditions within the local market.

As with other banks which have regional exposure to the real estate markets, Marco Community Bank has not been immune to the general downturn in the real estate markets and its generalized effects upon the regional economy.  Subsequently, as the downturn has progressed, this has placed a strain upon asset quality.

This process of provision calculation has evolved as the Bank has responded to the change in its local and regional market conditions.  This has necessitated a revision in the process of calculating such provisions so as to ensure that the Bank maintains an appropriate level of  reserves in response to the changing market conditions within which the Bank operates.

The Bank has received and welcomed guidance from the appropriate regulatory agencies with regards to the calculation of this provision and has worked with these agencies to ensure that the allowance for lease and loan losses meets appropriate regulatory standards.  This has entailed changes in how the Bank has segmented loan categories, resulting in a more appropriate and detailed division of loan categories and an improved assignment of risks specific to each category.  This re-segmentation and risk re-assessment has been conducted in compliance with Financial Accounting Standards Board pronouncements FAS 114, Accounting by Creditors for Impairment of a Loan, and FAS 5, Accounting for Contingencies.

As expected, the revision of this calculation process delineated the need to adjust our provisions and overall lease and loan loss allowance accordingly.  In addition, we have responded to specific guidance provided by the appropriate regulatory agencies and have made specifically directed adjustments in the level of this allowance in order to conform to this guidance.

The provision for loan losses was $6.0 million for the year ended December 31, 2008, compared to $8.1 million for the year ended December 31, 2007.   Non-accrual loans decreased $2.0 million or 16.1% from December 31, 2007.  The ratio of non-performing loans to total loans was 9.1% at December 31, 2008, compared to 9.9% from December 31, 2007, and the ratio of non-performing assets to total assets was 9.8% and 10.1%, respectively, at these same dates.  These factors lead to the Company’s decreased provision in 2008 as compared to 2007.

For the year ended December 31, 2008, $3.6 million was charged off against the allowance for loan losses.  For the year ended December 31, 2007 $6.4 million was charged off against the allowance.

Other Real Estate owned

Other real estate owned (“OREO”) is comprised of real estate properties obtained in partial or total satisfaction of loan obligations.  As of December 31, 2008 OREO totaled $3.2 million which was comprised of 13 residential real estate lots held for an average of 9.6 months and six residential properties held for an average of 13 months, all recorded at estimated fair value less estimated selling costs.  Changes in value subsequent to transfer are recorded in non-interest expense along with direct operating expenses.  Gains or losses not previously recognized which result from the sale of OREO is recognized in non-interest expense on the date of sale.  During the year ended December 31, 2008 the Company wrote down $284,000, recorded $1.3 million in proceeds from the sale of four residential properties which resulted in a $257,000 loss.  The Company also recorded $299,000 in expenses to refurbish or maintain the properties held.

At the time of booking OREO, the Bank orders an appraisal and books OREO at a discounted amount based upon the current appraised market value.  OREO is actively marketed by professional real estate individuals in an attempt to sell parcels at their current market value.  The Company is exposed to the weakening real estate conditions in the Florida markets including Orlando, Naples, Fort Myers and Tampa.  With the general economic downturn, the Company may not be able to sell its OREO property at the current market value, may experience an increase in OREO and may incur increased expenses related to carrying and maintaining OREO.

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

We also offer certificate of deposit and savings account promotions designed to attract customers that we intend to cross-sell other services, including loan products. Our goal is to attract customers who will become long-term due to more responsive, more personalized, and faster service. We also seek to garner low cost deposits while continuing to focus on business deposits encompassing the utilization of our new state-of- the art software programs.

We offer a tiered money market/savings product whereby the Bank pays higher rates on higher deposit balances. We believe this deposit vehicle allows the Bank to compete with money market mutual funds.

Investments

We enter into Federal Funds transactions with our principal correspondent banks and primarily act as a net seller of such funds. The sale of Federal Funds amount to a short-term loan from us to another bank, usually overnight. At December 31, 2008,

Federal Funds sold comprised 5.3% of our total assets, compared to 5.8% as of December 31, 2007.  At December 31, 2008, the Company held $1.0 million in Federal Home Loan Bank bonds compared to $3.3 million for the year ended  December 31, 2007.  The Company held $7.1 million in Federal National Mortgage Association Mortgage-backed securities at December 31, 2008 and $3.2 million at December 31, 2007.

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

Employees

As of December 31, 2008, we employed 37 full-time persons, including seven executive officers. Employees are hired as needed to meet company-wide personnel demands.

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

On August 14, 2007, the Bank entered into a Written Agreement with the Federal Reserve Bank of Atlanta (“FRB”) and the Florida Office of Financial Regulation (“OFR”). The purpose of the Written Agreement is for the Bank to address the FRB’s and OFR’s supervisory and regulatory concerns primarily related to the volume of certain loan pools which are described elsewhere in this Form 10-K, as well as other loan quality and administration issues. Pursuant to the Written Agreement, the Bank must take corrective actions within specified time frames, which may be extended with the consent of the FRB and the OFR. Failure to comply with the terms of the Written Agreement could result in the assessment of civil money penalties against the Bank and the members of its Board of Directors. The actions taken included an evaluation by the Bank’s Board of Directors of its current management and staffing to determine if any additional or replacement personnel are needed; the preparation and implementation of a strategic business plan and budget designed to improve the Bank’s financial condition and credit risk management; a review and adoption of any necessary revisions to the Bank’s loan policy and loan review/grading program; a reduction of the Bank’s volume of adversely classified assets; and the continual monitoring of the Bank’s allowance for loan and lease losses. In addition, the Bank may not make any loans to borrowers who previously had loans charged-off by the Bank (such provision is typically included in such written agreements as a proactive preventative measure); must prepare a plan to effectively manage the Bank’s capital relative to its volume of adversely classified assets, anticipated growth and risk profile; and may not pay any dividends without regulatory consent. As of December 31, 2008, the Bank has worked diligently to stay in compliance with the written agreement and considered itself to be in compliance with substantially all conditions of the Written Agreement.

Since entering into the Written Agreement, (i) the Board of Directors has realigned its operating committee structure to facilitate its involvement in the Bank; (ii) the Bank has added Richard Storm, Jr. as its President & Chief Executive Officer, and a new Chief Credit Officer,  Chief Financial Officer, a new Senior Commercial Lender & Credit Officer  and an Executive

Vice President of Special Assets and City Executive; (iii) the Board has completed a full review of all officers, senior managers, and department heads; (iv) the Board, upon the recommendation of the Loan Committee, has approved new appropriate lending authorities, scopes and limits for all loan officers; (v) the Board has retained an independent third party which conducts a quarterly loan review; (vi)  the Bank has commenced development and implementation of various plans to reduce the volume of classified loans; (vii) the Bank has charged off all assets classified as “loss” and established an allowance for loan losses that it has determined to be appropriate; (viii) the Bank has restricted transactions with the Company; and (ix) the Bank has prepared a formal business plan.

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

Marco Community Bank

As a state-chartered Federal Reserve member bank, the Bank is subject to the supervision and regulation of the Florida Department of Financial Services (“Florida Department”) and the Federal Reserve. The Bank’s deposits are insured by the FDIC for a maximum of $250,000 per depositor. For this protection, the Bank may be required to pay a quarterly statutory assessment. The assessment, if any, levied for deposit insurance will vary, depending on the capital position of the Bank, and other supervisory factors.  In 2008, the Bank was assessed and paid $304,000 for such insurance services.

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

Capital Adequacy Requirements

The Bank and MCBI are subject to regulatory capital requirements imposed by the Federal Reserve. Until a bank and its holding company’s consolidated assets reach $500 million, the capital adequacy guidelines issued by the Federal Reserve are applied to bank holding companies on a non-consolidated basis, unless the bank holding company is engaged in non-bank activities involving significant leverage, or it has a significant amount of outstanding debt held by the general public. The Federal Reserve’s risk-based capital guidelines apply directly to insured state banks, regardless of whether they are subsidiaries of a bank holding company. These requirements establish minimum capital ratios in relation to assets, both on an aggregate basis as adjusted for credit risks and off-balance sheet exposures. The risk weights assigned to assets are based primarily on credit risks. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) is effective for the Bank’s financial statements for the year and interim periods within the year beginning January 1, 2009.  SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed’ and require the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred.  Management is in the process of evaluating the impact of SFAS 141(R) and does not anticipate it will have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements (‘SFAS 160”).   SFAS 160 provides the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for the Company’s financial statements for the year and interim periods within the year beginning January 1, 2009.  The adoption of SFAS 160 did not have a material impact on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities (“SFAS 161”).  This standard requires enhanced disclosures regarding derivative instruments and hedging activities so as to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for the Company’s financial statements for the year and interim periods within the year beginning January 1, 2009.  The adoption of SFAS 160 did not have a material impact on the Company.

In  May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statement of nongovernmental entities that are presented in conformity with generally accepted accounting principles “GAAP” in the United States.  This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material impact on the Company.

On February 20, 2008 the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP140-3”).  FSP 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met.  FSP 140-3 is effective for the Company’s financial statements for the year and interim periods within the year beginning January 1, 2009.  The adoption of FSP 140-3 did not have a material impact on the Company.

ITEM 1A.    RISK FACTORS

Not applicable

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

On June 18, 2004, we moved into our headquarters which is located at 1770 San Marco Road, Marco Island, Florida.  This is a two-story 12,500 square foot office condominium building, which was custom built to meet our specifications. The Bank owns the first floor and currently conducts all of its retail operations from this location.  There are four drive-through lanes, one of which has an ATM.  We have five teller stations in our lobby and nine offices for customer service personnel, loan officers and private banking.  There are staff facilities and a community room. MCBI owns most of the second floor where its finance, loan and executive offices are located.  Approximately 1,168 square feet were sold to an unrelated third party in 2004.

 In January 2007, the CLCC leased space on Marco Island, Florida where they conduct their commercial lending brokerage business.  At December 31, 2008, the operations of CLCC were suspended and the lease terminated.

In July, 2008, the Bank purchased a second floor corner commercial condominium unit, on Marco Island.  The loan operations department was moved to the new location.

ITEM 3.    LEGAL PROCEEDINGS

On Thursday, August 22, 2008, the Bank, instituted an action (Marco Community Bank v. Atlantic Capital Associates, Inc., Florida Capital Bank N.A. and Allen C. Ewing & Co., Case No. 086362CA) in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida against each of Atlantic Capital Assoc., Inc.(“ACA”), Florida Capital Bank, N.A. (“FCB”) and Allen C. Ewing & Co. (“Ewing” and collectively with ACA and FCB, the “Defendants”).

Specifically, the Bank alleges that ACA, the loan originator, loan servicer, lender and underwriter, along with its agents FCB and Ewing, failed to underwrite mortgage loans in conformity with their own offering documents, servicing agreements and industry standards.  In addition, the Bank alleges that the Defendants also failed to perform as required under their agreements with the bank and that all of these failures and conflicts led up to the issuance of loan pools, which were impaired securities founded on material misstatements and omissions in the offering documents, servicing agreements and other material documents delivered in connection with the purchase of these loan pools by the Bank.

The Bank has instituted the action alleging violations of the Florida Securities and Investor Protection Act, breach of contract and negligence.  The Bank is seeking to recover damages sustained, pre-judgment interest, attorney’s fees and cost in connection with its purchase of more than $19 million of loan pools from the Defendants.

At December 31, 2008, this lawsuit is ongoing and in the discovery stages.  Management is updated monthly by the law firm handling this matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

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

Calendar Quarter Ended	Low	High	Close
March 31, 2007	$13.00	$14.75	$13.75
June 30, 2007	12.50	18.75	17.00
September 30, 2007	10.01	17.70	10.01
December 31, 2007	6.75	12.25	8.00
March 31, 2008	7.25	9.25	7.75
June 30, 2008	5.50	9.15	5.55
September 30, 2008	3.00	6.00	3.76
December 31, 2008	2.30	4.25	3.35

As of December 31, 2008 MCBI common stock was held by approximately 373 shareholders.  During the fourth quarter of 2008, MCBI repurchased none of its securities.

Our ability to pay cash dividends depends almost entirely upon the amount of dividends that the Bank is permitted to pay by statute or regulation. Additionally, Florida law provides that we may only pay dividends if the dividend payment would not render us insolvent, or unable to meet our obligations as they come due. As a state-chartered bank, the Bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the Bank’s capital under certain circumstances without the prior approval of the Florida Department and the Federal Reserve. Presently, the Bank’s written agreement with the Federal Reserve and the Florida Department prohibits the Bank from paying any dividends without regulatory approval.  Furthermore, except with the prior approval of the Florida Department, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts.  No cash dividends were paid for the year ending December 31, 2008.   On February 20, 2007 the Board of Directors declared a $0.12 cash dividend on all outstanding common shares of stockholders of record on March 16, 2007 which was distributed on April 16, 2007.

The following table sets forth information about the number of shares reserved for issuance under our stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Stock option plans approved by security holders	322,064	$6.54	26,777

Equity compensation plans not approved by security holders	0	N/A	0

Total	322,064	$6.54	26,777

ITEM 6.  SELECTED FINANCIAL DATA

December 31,	2008	2007

(Dollars In Thousands, except per share data.)
Statement of Operations Data:
Total interest income	$7,918	11,216
Total interest expense	4,276	5,789
Net interest income before provision for loan losses	3,642	5,427
Provision for loan losses	5,959	8,110
Net interest expense after provision for loan losses	(2,317)	(2,683)
Non interest income	207	1,026
Non interest expense	5,957	6,453
Loss before tax	(8,067)	(8,110)
Income tax benefit	(2,989)	(3,015)
Net loss	$(5,078)	(5,095)
Dividends on preferred stock	299	35
Net loss available to common shareholders	$(5,377)	(5,130)

Balance Sheet Data:
Total assets	$136,749	149,531
Total cash and cash equivalents	9,211	11,174
Interest-earning assets	123,039	139,613
Investment securities	8,147	6,570
Loans, net	106,554	119,876
Allowance for loan losses	6,154	3,794
Deposits	116,100	123,713
Stockholders’ equity	18,615	22,818

Share Data:
Basic loss per common share	$(1.67)	(1.61)
Diluted loss per common share	(1.67)	(1.61)
Book value per common share	3.92	5.56
Weighted average shares outstanding - basic	3,223	3,191
Weighted average shares outstanding – diluted	3,223	3,191
Total common shares outstanding	3,223	3,222

Performance Ratios:
Return on average assets	(3.44)%	(3.08)%
Return on average common stockholders’ equity	(32.14)%	(24.12)%
Interest-rate spread during the period	2.14%	2.87%
Net interest margin	2.61%	3.43%
Efficiency ratio[1]	154.77%	100.00%

Asset Quality Ratios:
Allowance for loan losses to period end loans	5.46%	3.07%
Net charge-offs to average loans	3.10%	4.84%
Nonperforming assets to period end total assets	9.83%	8.16%

Capital and Liquidity Ratios:
Average equity to average assets	14.36%	13.53%
Leverage (4.00% required minimum)	8.84%	10.86%

Risk-based capital:
Tier 1	11.03%	13.97%
Total	12.34%	15.24%
Average loans to average deposits	97.09%	96.11%

(1)	Efficiency ratio = Non-interest expense divided by the total of net interest income before provision for loan losses plus non-interest income (excluding net securities gains and losses).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2008 and 2007 and the Periods then Ended

General

Marco Community Bancorp, Inc., a Florida corporation (the “Holding Company”), was incorporated on January 28, 2003 for the purpose of operating as a one-bank holding company. The Holding Company currently owns 100% of the outstanding shares of Marco Community Bank (the "Bank") and Commercial Lending Capital Corp. (“CLCC”) (formally known as MCB Commercial Lending Corp.) (collectively, the “Company”). The Holding Company’s only business is the ownership and operation of the Bank and CLCC. The Bank is a Florida-chartered commercial bank which opened for business on August 18, 2003.  The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals from its banking office located in Marco Island, Florida. CLCC operated as a commercial loan brokerage business.  Effective December 31, 2008, CLCC’s operations were suspended due to economic market conditions.

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

Liquidity and Capital Resources

Our total assets at December 31, 2008 were $136.7 million and net loans were $106.6 million, while at December 31, 2007, total assets were $149.5 million and net loans were $ 119.9 million. Deposits totaled $116.1 million at December 31, 2008 and $123.7 million at December 31, 2007.  The Company’s primary source of cash during the period ended December 31, 2008, was net proceeds from the net decrease in loans of $5.1 million and issuance of preferred stock of $1.1 million.  Cash was used primarily to fund the net decrease in deposits of $7.6 million and to purchase securities for $6.0 million.  In 2007, the primary source of cash was issuance of preferred stock of $4.9 million.  In 2007, cash was used primarily to fund the net decrease in deposits of $18.6 million and to purchase securities for $4.9 million.  At December 31, 2008, we had one outstanding letter of credit totaling $200,000, commitments to borrowers for available lines of credit and unfunded construction loans totaling $16.8 million and we had time deposits of $67.7 million maturing in the next twelve months. At December 31, 2007, we had no outstanding commitments to originate loans.   Commitments to borrowers for available lines of credit and funded construction loans totaled $26.1 million and time deposits totaled $68.9 million maturing in the twelve months following December 31, 2007. We expect to fund our commitments from the sources described above and could adjust the interest-rates paid on deposits if necessary to attract or retain time deposit accounts.

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

Credit Risk

Our primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitudes of which depend on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2008, the Company had $10.2 million in non-accrual loans and no loans which were over 90 days past due and still accruing interest.  At December 31, 2007, the Company had $12.2 million in non-accrual loans and no loans which were over 90 days past due and still accruing interest.  During the year ended December 31, 2008 the Company charged off loan balances of $3.6 million.  During the year ended December 31, 2007, the company charged off loan balances of $6.4 million.

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

The Company grants the majority of its loans to borrowers throughout Collier County, Florida.  Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy in Florida.  The Company does have 10 loans with original terms of one year, aggregating $2.0 million at December 31, 2008, the primary source of repayment is the sale of the related collateral or the conversion of the existing debt into debt at another financial institution. The majority of these loans are located in Duval, Hillsborough and Pinellas Counties. With the uncertain real estate market in Florida, obtaining refinancing or sale of the collateral may be difficult or impossible.  Management is closely monitoring these loans and believes the loan loss allowance at December 31, 2008 is adequate.

Summary of Loan Loss Experience

An analysis of the Bank’s allowance for loan losses is furnished in the following table ($ in thousands):

For the period ending December 31,	2008	2007

Total loans outstanding at the end of the period:	$112,688	$123,587
Allowance at beginning of period:	$3,794	$2,047
Loans charged-off during the period:
Loans secured by real estate	(3,599)	(6,366)
Recoveries of loans previously charged off:	0	3
Provision charged to operations:	5,959	8,110
Allowance at end of period:	$6,154	$3,794
Average loans outstanding during the period:	$116,016	$131,524
Ratio of net charge-offs to average loans outstanding:	3.10%	4.84%
Allowance as a percentage of total loans:	5.46%	3.07%
Allowance as a percentage of non accrual loans:	60.12%	31.1%

At December 31, 2008 and 2007 the allowance was allocated as follows ($ in thousands):
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	2008		2007
Commercial real estate	$2,198	26.1%	$1,414	25.8%
Commercial	591	11.1	1,324	33.0
Residential real estate	2,352	43.9	797	19.8
Consumer	468	8.7	13	0.9
Home equity loans and lines of credit	545	10.2	246	20.5
Total	$6,154	100.0%	$3,794	100.0%

During the course of the fiscal year ending December 31, 2008, non-accrual loans decreased slightly as a percentage of the Bank’s loan portfolio from 9.9% to 9.1% while total past dues (those loans in excess of 30 days of delinquency) grew from 3.0% of the total loan portfolio to 4.2%.  Correspondingly, this decrease in non-performing assets had the effect of increasing the ratio of the allowance to non-performing assets from 25.2% to 45.3%.

The process by which the Bank calculates the allowance for lease and loan losses has evolved to more closely track those portions of the loan portfolio where the Bank was incurring a heightened level of impairment to asset quality.  This process of modification also allowed the Bank to more accurately define segment risks and to more adequately determine an appropriate overall reserve level.  This modified process was first utilized in the calculation of the provision taken at March 31, 2008 in conjunction with guidance from the appropriate regulatory agencies as to the level of reserve that the agencies felt was appropriate for the Bank to maintain at that time.

Investment Activities

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

The securities have been classified according to management’s intent.  Following are summaries of the securities (in thousands):

	Amortized	Fair
	Cost	Value

Securities Held to Maturity:
At December 31, 2008:
U.S. Government and Federal Agencies	$1,000	$1,011
Mortgage-backed securities of U.S
government agencies	7,147	7,245
	$8,147	$8,256

Securities Available for Sale:
At December 31, 2007-
U.S. Government and Federal Agencies	$1,000	1,009

Securities Held to Maturity:
At December 31, 2007:
U.S. Government and Federal Agencies	2,330	2,353
Mortgage-backed securities of U.S
government agencies	3,231	3,253

	$5,561	5,606

The following table indicates the respective maturity and weighted-average yield of the securities held at December 31, 2008 (dollars in thousands):

	After One Year to Five Years		After Five Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
Securities held to maturity:

U.S. Government agency	$1,000	4.29%	-	-	$1,000	4.29%

Mortgage-backed and related instruments	-	-	7,147	3.55%	7,147	3.55%

Total	$1,000	5.37%	$7,147	3.64%	$8,147	3.64%

Loan Portfolio Composition

Commercial loans comprise the largest group of loans in our portfolio amounting to $33.7 million or 29.9% of the total loan portfolio at December 31, 2008.  At December 31, 2007, commercial loans amounted to $40.8 million, or 33.0% of the total loan portfolio.  At December 31, 2008, home equity loans and lines of credit were $25.2 million, loans secured by commercial real estate were $31.4 million, residential real estate loans amounted to $21.3 million and consumer loans totaled $1.1 million. At December 31, 2007, home equity loans and lines of credit were $25.3 million, loans secured by commercial real estate were $31.9 million, residential real estate loans amounted to $24.5 million and consumer loans totaled $1.1 million.

The following table sets forth the composition of the loan portfolio:

At December 31, 2008 ($ in thousands)	Amount	% of Total

Commercial real estate	$31,404	27.9%
Commercial	33,714	29.9
Residential real estate	21,271	18.9
Consumer	1,099	.9
Home equity loans and lines of credit	25,200	22.4
Total loans	112,688	100.0%
Add (subtract):
Deferred loan costs, net	20
Allowance for loan losses	(6,154)
Loans, net	$106,554

At December 31, 2007 ($ in thousands)	Amount	% of Total

Commercial real estate	$31,925	25.8%
Commercial	40,778	33.0
Residential real estate	24,503	19.8
Consumer	1,107	0.9
Home equity loans and lines of credit	25,274	20.5
Total loans	$123,587	100.0%
Add (subtract):
Deferred loan costs, net	83
Allowance for loan losses	(3,794)
Loans, net	$119,876

The following table sets forth the maturities of loans outstanding as of December 31, 2008 (in thousands):

	Due in 1 Year or Less	Due After 1 Year but Before 5 Years	Due After 5 Years but Before 10 Years	Due Over 10 Years	Total
Commercial real estate	$7,383	$20,230	$1,759	$2,032	$31,404
Commercial	9,136	16,857	7,721	-	33,714
Residential real estate	-	12,175	3,095	6,001	21,271
Consumer	49	670	380	-	1,099
Home equity loans and lines of credit	280	1,277	23,643	-	25,200
Total	$16,848	$51,209	$36,598	$8,033	$112,688

Scheduled contractual principal payments of loans do not reflect the actual lives of loans.  The average life of a loan is substantially less than its contractual term because of prepayments.  The average life of a loan tends to increase; however, when the current market rates for that particular type of loan are substantially higher than rates on an existing loan and, conversely, tend to decrease when rates on an existing loan are substantially higher than the current market rate for that particular type of loan.  Prepayment penalties attempt to lessen the income impact of borrowers prepaying their loans by imposing fees for any early prepayment of the loans.

As of December 31, 2008, and 2007, no concentrations of loans exceeding 10% of total loans existed which were not disclosed as a separate category of loans.

Sensitivity of Loans to Changes in Interest Rates.

The following table as of December 31, 2008, sets forth the dollar amounts of loans due after one year which had predetermined interest rates and loans due after one year which had floating or adjustable interest rates (dollars in thousands).

	Fixed	Adjustable	Total
Commercial real estate	$18,834	$5,187	$24,021
Commercial	-	24,578	24,578
Residential real estate	2,141	19,130	21,271
Consumer	-	1,050	1,050
Home equity loans and lines of credit	-	24,920	24,920
Total	$20,975	$74,865	$95,840

Non-performing Loans

Non-performing loans include non-accrual loans.  Non-accrual loans represent loans on which interest accruals have been discontinued.  It is our policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection.  When a loan is placed in non-accrual status, all unpaid interest is reversed.  Payments on non-accrual loans are generally applied to either principal or interest or both, depending on management’s evaluation of collectibility.  Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid or the loan becomes both well secured and in the process of collection.

In 2008, non-accrual loans decreased by $2.0 million. $2.0 million of the current $10.2 million total represents the outstanding balances of the loan pools discussed in detail later in this report.  $5.1 million non-accrual loans are the result of non-payments by borrowers on loans made for commercial real estate purposes.

Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  Losses are recognized where appropriate.

The following is a summary of non-performing loans (dollars in thousands):

At December 31,	2008	2007
Non-accrual loans	$10,236	$12,200
Restructured loans	-	-
Total	$10,236	$12,200
Non-performing loans as a percentage of total loans	9.08%	9.87%

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

The following is a table showing the amounts of contractual interest income and actual interest income recorded on non-accrual and restructured loans (in thousands):

At December 31,	2008	2007
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	$2,378	$1,679
Interest income recorded during the year	55	780

At December 31, 2008 and 2007 the Company had no loans which were over 90 days past due and still accruing interest.

As of December 31, 2008, the Bank had $2.0 million in outstanding loans that were acquired in loan pool purchases. These short term loans were to borrowers with high credit scores and were used to finance the borrowers’ acquisition and renovation of residential real estate primarily in Duval and Hillsborough Counties, Florida. Due to liquidity and pricing weaknesses in those markets, as well as the financial deterioration of the loans’ servicer, we have concluded that the likelihood of full repayment of those loans is unlikely. In 2008, the Bank charged-off $775,000 related to these loans. The Bank is actively engaged in attempting to mitigate additional losses and is evaluating its options, including but not limited to, selling the loan pools or accepting assignment of individual loans and pursuing refinancing or foreclosures.

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

Unused lines of credit, unfunded construction loans and commitments to extend credit typically result in loans with a market interest rate.

The following table is a summary of the amounts of the financial instruments, with off-balance sheet risk, at December 31, 2008:

Off-Balance Sheet Arrangements:	Contract Amount (in thousands)

Commitments to extend credit	$-
Unfunded construction loans	1,266
Unused lines of credit	15,536
Standby letters of credit	200

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Bank’s liquidity position was initially established through the Holding Company’s purchase of $ 6.4 million of the common stock of the Bank. In 2008, the Holding Company contributed an additional $2.0 million to the Bank’s capital.  In 2007, the Holding Company contributed an additional $4.5 million to the Bank’s capital.  As the Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Bank deposits were $116.1 million at December 31, 2008 and $ 123.7 million at December 31, 2007. Below are the pertinent liquidity balances and ratios at December 31, 2008 and 2007 ($ in thousands).

At December 31,	2008	2007
Cash and cash equivalents	$9,211	$11,174
Time deposits over $100,000 to total deposits ratio	26.6%	27.5%
Loan to deposit ratio	97.1%	99.9%
Brokered deposits	$25,172	$19,728

Cash and cash equivalents are the primary source of liquidity. At December 31, 2008, cash and cash equivalents amounted to $9.2 million, representing 6.7% of total assets. At December 31, 2007, cash and cash equivalents amounted to $11.2 million, representing 7.5 % of total assets.  At December 31, 2008 and December 31, 2007, large denomination certificates accounted for 26.6% and 27.5%, respectively, of total deposits. Large denomination time deposits generally are more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination time deposits and periodically adjusts the Bank’s rates in accordance with market demands. Significant withdrawals of large denomination time deposits may have a material adverse effect on the Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from bank customers residing outside of Collier County, Florida, the volatility of such deposits is higher than if such deposits were obtained from depositors residing inside of Collier County, as outside depositors are generally more likely to be interest rate sensitive. Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2008 and 2007, the Bank had $25.2 million and $19.7 million, respectively, in brokered deposits in its portfolio. Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Bank’s liquidity increasing or decreasing in any material way in the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008, that the Bank met all capital adequacy requirements to which they are subject.  As of December 31, 2008, the most recent notification from the regulatory authorities categorized the Bank as well capitalized.  An institution must maintain certain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.  See Note 11 to the Consolidated Financial Statements for the actual capital amounts and ratios.

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2008 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

	Three Months	More Than Three Months to One Year	More Than One Year To Five Years	More Than Five Years to Fifteen Years	Over Fifteen Years	Total
Loans (1):
Variable rate	$8,557	3,493	9,696	-	-	21,746
Fixed rate	47,831	34,196	8,791	124	-	90,942
Total loans	56,388	37,689	18,487	124	-	112,688
Federal funds sold	7,237	-	-	-	-	7,237
Investment securities	-	1,000	7,147	-	-	8,147
Interest Bearing due from Banks	387				-	387
Federal Reserve and FHLB stock	-	-	-	714	-	714
Total rate-sensitive assets	64,012	38,689	25,634	838	-	129,173
Deposit accounts:
Savings, NOW and money market deposits (2)	34,776	-	-	-	-	34,776
Time deposits (2)	15,411	52,241	9,319	-	-	76,971
Repurchase Agreements	931	-	-	-	-	931
Total rate-sensitive liabilities	51,118	52,241	9,319	-	-	112,678
GAP repricing differences	$12,894	(13,552)	16,315	838	-	16,495
Cumulative GAP	$12,894	(658)	(15,657)	16,495	16.495	16,495
Cumulative GAP/total assets	9.4%	(0.5%)	(11.4%)	12.1%	12.1%	12.4%

(1)
In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature.  Fixed-rate loans are scheduled, including repayment, according to their maturities.

(2)	Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the loan portfolio at December 31, 2008 (in thousands):

Years Ending December 31,	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Home Equity and Lines of Credit	Total
2009	$12,103	$9,136	$9,341	$3	$-	$30,583
2010 - 2013	17,149	21,143	5,726	610	1,496	46,124
2014 and beyond	2,152	3,435	6,204	486	23,704	35,981
Total	$31,404	$33,714	$21,271	$1,099	$25,200	$112,688

Of the $82.1million of loans due after 2009, 78.4% of such loans have fixed-interest rates and 21.6% have adjustable interest rates.

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

We have emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

At December 31,	2008		2007
	Amount	% of Deposits	Amount	% of Deposits

Non-interest-bearing deposits	$4,353	3.8%	$4,068	3.3%
Savings	6,398	5.5	10,501	8.5
NOW and money market deposits	28,378	24.4	27,841	22.5
Subtotal	39,129	33.7	42,410	34.3
Certificates of deposits:
0.00% - 2.99%	8,391	7.2	3	.0
3.00% - 3.99%	41,678	35.9	3,892	3.2
4.00% - 4.99%	22,600	19.5	28,279	22.8
5.00% - 5.99%	4,302	3.7	49,088	39.7
6.00% - 6.49%	-	-	41	.0
Total certificates of deposit	76,971	66.3	81,303	65.7
Total deposits	$116,100	100.0%	$123,713	100.0%

Jumbo certificates accounted for $30.9 million of our deposits at December 31, 2008 and $34.1 million of our deposits at December 31, 2007.  The Company held $25.2 million in brokered deposits at December 31, 2008 and $19.7 million at December 31, 2007.

Maturity terms, service fees, and withdrawal penalties are established by the Company on a periodic basis.  The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Average Deposit Balance and Rates

The following table sets forth the average balance and weighted average rates for the period indicated (dollars in thousands).

At December 31,	2008			2007
	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposit
Noninterest bearing demand deposits	$5,995	-%	5.0%	$4,212	-%	3.0%
NOW accounts	11,070	1.64	9.3	13,909	1.50	10.2
Money market accounts	13,327	2.78	11.1	11,839	4.09	8.7
Regular savings	8,678	1.98	7.3	13,904	2.45	10.2
Time deposits	80,429	4.37	67.3	92,983	5.10	67.9
Total average deposits	$119,499	3.55%	100.0%	$136,847	4.22%	100.0%

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

At December 31, 2008

Due in three months or less	$6,504
Due in more than three to twelve months	20,717
Due in more than one year to three years	3,301
Due in more than three years	346
Total	$30,868

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

For the Year Ended December 31,		2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
Interest-earning assets:
Loans	$116,016	7,125	6.14%	$131,524	9,843	7.48%
Investment Securities	8,706	436	5.01	5,688	300	5.27
Other interest-earning assets (1)	14,758	357	2.41	21,054	1,073	5.10

Total interest-earning assets	139,480	7,918	5.68	158,266	11,216	7.09

Noninterest-earning assets	7,977			6,988

Total assets	$147,457			$165,254

Interest-bearing liabilities:
Savings	8,678	172	1.98	13,904	340	2.45
Money market and NOW deposits	30,392	552	1.82	29,960	693	2.31
Time deposits	80,429	3,516	4.37	92,983	4,744	5.10

Total interest-bearing deposits	119,499	4,240	3.55	136,847	5,777	4.22

Repurchase agreements	1,212	36	2.97	298	12	4.03

Total interest-bearing liabilities	120,711	4,276	3.54	137,145	5,789	4.22

Noninterest-bearing liabilities	5,576			5,749
Stockholders’ equity	21,170			22,360

Total liabilities and stockholders’ equity	$147,457			$165,254

Net interest/dividend income		$3,642			$5,427
Interest-rate spread (2)			2.14%			2.87%

Net interest margin (3)			2.61%			3.43%
Ratio of average interest-earning assets to average interest-bearing liabilities			1.17			1.15
______________________________
(1)	Includes interest-bearing deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income dividend by average interest-earning assets.

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

	Increase (Decrease) Due to

	Rate	Volume	Rate/Volume	Total
	(In thousands)
Year Ended December 31, 2008 vs. 2007:

Interest-earning assets:
Loans	$(1,789)	$(1,140)	$211	$(2,718)
Investment securities	(15)	159	(8)	136
Other interest-earning assets	(566)	(319)	169	(716)

Total	(2,370)	(1,300)	372	(3,298)

Interest-bearing liabilities:
Deposits:
Savings, demand, money-market and
NOW deposits	(225)	(101)	24	(302)
Time deposits	(688)	(640)	93	(1,235)
Repurchase agreements	(3)	37	(10)	24

Total	(916)	(704)	107	(1,513)

Net change in net interest income	$(1,454)	$(596)	$(265)	$(1,785)

Non-Interest Expense

Non-interest expense for the year ended December 31, 2008 was $5.9 million and $6.5 million at December 31, 2007. As a percent of total average assets, non-interest expense amounted to 4.0% at December 31, 2008 and 3.9% at December 31, 2007.

The components of non-interest expense for the periods indicated are set forth below (in thousands):

	2008	2007
Salaries and benefits	$2,758	$3,007
Occupancy and equipment	671	648
Data processing	270	251
Advertising	129	192
Professional fees	637	474
Director Fees	-	15
Other Real Estate owned	556	872
General operating expenses	936	994
Total non-interest expense	$5,957	$6,453

Comparison of the Years Ended December 31, 2008 and 2007

General. Net losses for the year ended December 31, 2008 were $5.1 million or a net loss of $1.67 per basic and diluted common share compared to net loss of $5.1 million or a net loss $1.61 per basic and diluted common share for 2007.

Interest Income. Interest income decreased to $7.9 million for the year ended December 31, 2008 from $11.2 million  for the year ended December 31, 2007.  Interest income decreased primarily due to lower yields in the portfolio and a decrease in the average loans outstanding.  Interest on other interest-earning assets decreased from $1.1 million for the year ended December 31, 2007 to $357,000 for the year ended December 31, 2008 due to a decrease in the average yield and average balance in 2008.

Interest Expense. Interest expense on deposits decreased to $4.3 million, for the year ended December 31, 2008 from $5.8 million in 2007. Interest expense decreased due to a decrease in the average balances in 2008.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending we conduct, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. The provision for loan losses was $6.0 million for the year ended December 31, 2008 compared to $8.1 million for 2007.    The allowance for loan losses is $6.2 million at December 31, 2008. While management believes its allowance for loan losses is adequate as of December 31, 2008, future adjustments to our allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the determination.

Non-interest Income. Non-interest income decreased from $1.0 million for the year ended December 31, 2007 to $207,000 for the year ended December 31, 2008.  The decrease was mainly due to a decrease in loan brokerage fees from CLCC.

Non-interest Expense. Total non-interest expense decreased to $6.0 million for the year ended December 31, 2008 from $6.5 million for 2007. Non-interest expense decreased primarily due to a decrease in other real estate owned expenses in addition to salaries and expenses.

Income Taxes. The Company recorded an income tax benefit of $3.0 million for the year-end December 31, 2008 (an effective rate of 37.1%) compared to an income tax benefit of $3.0 million for the year ended December 31, 2007 (an effective rate of 37.2%).

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information required by this item is included in Item 6 of Part II of this report under the heading “Selected Financial Data” and is incorporated by reference.  All other information required by this item is included in Item 15 of Part IV of this report and is incorporated into this item by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Marco Community Bancorp, Inc. did not have any disagreements with accountants on accounting and financial disclosures during 2008 or 2007.

ITEM 9A.    CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

(c) Changes in Internal Controls

We have made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2008.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company hereby incorporates by reference the sections entitled “General Information,” “Election of Directors” and “Board of Directors” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2009.

ITEM 11.   EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the section entitled “Executive and Board Compensation” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2009.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The Company hereby incorporates by reference the section entitled “Beneficial Stock Ownership of Directors and Executive Officers” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2009.

Changes in Control

At December 31, 2008, the Company was not aware of any arrangements that may result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company hereby incorporates by reference Item 5 of this Report.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item appears in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders under the captions, “Director Independence” and “Certain Transactions”, and is hereby incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company hereby incorporates by reference the section entitled “Ratification of the Appointment of the Independent Auditors for the Fiscal Year Ending December 31, 2008” contained in our Proxy Statement filed electronically with the Securities and Exchange Commission within the first 120 days of 2009.

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report at pages 33 through 63

•	Consolidated Financial Statements of Marco Community Bancorp, Inc. (including all required schedules):

1.	Independent Auditor’s Report;
2.	Consolidated Balance Sheets at December 31, 2008 and 2007;
3.	Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income (Loss), and Statements of Cash Flows for years ended December 31, 2008 and 2007.
4.	Notes to Consolidated Financial Statements

•	Exhibits

The exhibits denominated with (a) were filed with the Company’s Form SB-2, which was filed with the Securities and Exchange Commission on March 7, 2003; those denominated with (b) were filed with the Company’s Form 10-Q, which was filed with the Securities and Exchange Commission on August 14, 2007; those denominated with (c) were filed with the Company’s Form 10K, which was filed with the Securities and Exchange Commission on March 19, 2008; those denominated with (d) were field with the Company’s, Definitive Schedules 14-A which was filed with the Securities and Exchange Commission on March 21, 2007 and March 20, 2008, and those denominated with an (e) were filed with the Company’s Form 10-Q which was  filed with the Securities and Exchange Commission on November 13, 2008.

Exhibit No.	Description of Exhibit

(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State

(a) 3.2	Bylaws of Marco Community Bancorp, Inc.

(e) 3.3	Articles of Amendment to the Articles of Incorporation

(e) 3.4	Articles of Amendment to the Articles of Incorporation

(a) 4.1	Specimen Common Stock Certificate

(d) 10.1	Employee’s Stock Option Plan

(d) 10.2	Directors’ Stock Option Plan

(d) 10.3	Advisory Directors’ Stock Option Plan

(c) 10.5	Employee Severance Agreement with Anthony Iannotta

(b) 10.8	Written Agreement with the Federal Reserve Bank of Atlanta and the Florida Office of Financial Regulation

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32. 1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES
Marco Island, Florida

Audited Consolidated Financial Statements

At December 31, 2008 and 2007 and the Years Then Ended

(Together with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.
Marco Island, Florida:

We have audited the accompanying consolidated balance sheets of Marco Community Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 26, 2009

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
($ in thousands, except per share amounts)

	At December 31,
	2008	2007
Assets

Cash and due from banks	$1,587	2,479
Federal funds sold	7,237	8,695
Interest-bearing deposits	387	-

Total cash and cash equivalents	9,211	11,174

Security available for sale	-	1,009
Securities held to maturity (fair value of $8,256 and $5,606)	8,147	5,561
Loans, net of allowance for loan losses of $6,154 in 2008
and $3,794 in 2007	106,554	119,876
Other real estate owned	3,202	2,857
Premises and equipment, net	3,357	3,360
Federal Reserve Bank stock, at cost	452	468
Federal Home Loan Bank stock, at cost	262	293
Accrued interest receivable	413	602
Deferred income taxes	5,005	2,020
Other assets	146	2,311

Total assets	$136,749	149,531

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	4,353	4,068
Savings, NOW and money-market deposits	34,776	38,342
Time deposits	76,971	81,303

Total deposits	116,100	123,713

Repurchase agreements	931	1,232
Official checks	332	797
Dividends payable	120	35
Accrued interest payable and other liabilities	651	936

Total liabilities	118,134	126,713

Commitments (Notes 4 and 7)

Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized,
241 outstanding	-	-
Preferred stock, series B, $51,000 liquidation value; 125 shares
authorized, 96 shares outstanding	4,896	4,896
Preferred stock, series C, $7,500 liquidation value, 750 shares
authorized, 145 shares outstanding	734	-
Common stock, $.01 par value; 9,000,000 shares authorized,
3,222,608 and 3,222,421 shares issued and outstanding
in 2008 and 2007	32	32
Additional paid-in capital	21,024	20,874
Accumulated deficit	(8,071)	(2,993)
Accumulated other comprehensive income	-	9

Total stockholders' equity	18,615	22,818

Total liabilities and stockholders' equity	$136,749	149,531

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
($ in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007
Interest income:
Loans	$7,125	9,843
Securities	436	300
Other interest-earning assets	357	1,073

Total interest income	7,918	11,216

Interest expense:
Deposits	4,240	5,777
Other borrowings	36	12

Total interest expense	4,276	5,789

Net interest income	3,642	5,427

Provision for loan losses	5,959	8,110

Net interest expense after provision for loan losses	(2,317)	(2,683)

Noninterest income:
Service charges on deposit accounts	26	25
CLCC loan brokerage fees	22	827
Other service charges and fees	159	174

Total noninterest income	207	1,026

Noninterest expenses:
Salaries and employee benefits	2,758	3,007
Occupancy and equipment	671	648
Data processing	270	251
Advertising	129	192
Professional fees	637	474
Telephone	73	84
Insurance	64	60
Director fees	-	15
Stationary and supplies	43	46
Other real estate owned	556	872
Other	756	804

Total noninterest expenses	5,957	6,453

Loss before income taxes	(8,067)	(8,110)

Income tax benefit	(2,989)	(3,015)

Net loss	(5,078)	(5,095)

Dividends on preferred stock	299	35

Net loss available to common shareholders	$(5,377)	(5,130)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations, Continued
($ in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007

Net loss per common share, basic and diluted	$(1,67)	(1.61)

Weighted-average number of common shares outstanding, basic
and diluted	3,223	3,191

Dividends per common share	$-	0.12

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2008 and 2007
($ in thousands)

						Accumulated
					Retained	Other
	Series B	Series C		Additional	Earnings	Compre-	Total
	Preferred	Preferred	Common	Paid-In	(Accumulated	hensive	Stockholders'
	Stock	Stock	Stock	Capital	Deficit)	Income	Equity

Balance at December 31, 2006	$-	-	32	20,165	2,481	-	22,678

Comprehensive income:
Net loss	-	-	-	-	(5,095)	-	(5,095)

Other comprehensive income,
change in unrealized gain
on security available for
sale, net of tax effect	-	-	-	-	-	9	9

Comprehensive income							(5,086)

Exercise of stock options
(66,412 shares) including
tax benefit of $220	-	-	-	636	-	-	636

Issuance of preferred stock	4,896	-	-	-	-	-	4,896

Share-based compensation	-	-	-	108	-	-	108

Dividends paid - common	-	-	-	-	(379)	-	(379)

Dividends accrued - preferred	-	-	-	(35)	-	-	(35)

Balance at December 31, 2007	4,896	-	32	20,874	(2,993)	9	22,818

Comprehensive loss:
Net loss	-	-	-	-	(5,078)	-	(5,078)

Other comprehensive income,
change in unrealized gain
on security available for
sale, net of tax effect	-	-	-	-	-	(9)	(9)

Comprehensive income							(5,087)

Issuance of preferred stock	-	734	-	354	-	-	1,088

Share-based compensation	-	-	-	95	-	-	95

Dividends declared - preferred	-	-	-	(299)	-	-	(299)

Balance at December 31, 2008	$4,896	734	32	21,024	(8,071)	-	18,615

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,078)	(5,095)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	270	283
Share-based compensation	95	108
Provision for loan losses	5,959	8,110
Deferred income tax benefit	(2,985)	(1,792)
Amortization of loan fees and costs, net	17	37
Amortization of securities held to maturity	-	2
Decrease in accrued interest receivable	189	285
Decrease (increase) in other assets	2,165	(2,008)
Write down of other real estate owned	284	758
Loss on sale of other real estate owned	257	15
(Decrease) increase in official checks, accrued interest
payable and other liabilities	(750)	704

Net cash provided by operating activities	423	1,407

Cash flows from investing activities:
Purchase of security available for sale	-	(1,000)
Proceeds from maturity of securities available for sale	1,000	-
Purchases of securities held to maturity	(6,007)	(3,924)
Proceeds from maturity of securities held to maturity	2,330	-
Principal payments on securities held to maturity	1,091	691
Purchase of Federal Reserve Bank stock	(59)	(44)
Redemption of Federal Reserve Bank stock	75	-
Redemption of Federal Home Loan Bank stock	31	52
Net decrease (increase) in loans	5,130	(1,934)
Proceeds from sale of other real estate owned	1,330	1,269
Purchase of premises and equipment	(267)	(53)

Net cash provided by (used in) investing activities	4,654	(4,943)

Cash flows from financing activities:
Net decrease in deposits	(7,613)	(18,580)
Net (decrease) increase in repurchase agreements	(301)	1,232
Proceeds from exercise of common stock options	-	416
Net proceeds from issuance of preferred stock	1,088	4,896
Tax benefit from exercise of stock options	-	220
Common dividends paid	-	(379)
Preferred dividends paid	(214)	-

Net cash used in financing activities	(7,040)	(12,195)

Net decrease in cash and cash equivalents	(1,963)	(15,731)

Cash and cash equivalents at beginning of year	11,174	26,905

Cash and cash equivalents at end of year	$9,211	11,174

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
(In thousands)

	Year Ended December 31,
	2008	2007
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$3,370	5,756

Income taxes	$(2,116)	660

Noncash transactions:
Change in accumulated other comprehensive income,
net change in unrealized gain on security available
for sale, net of tax	$(9)	9

Loans reclassified to foreclosed assets	$2,216	4,899

Preferred dividends payable	$120	35

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2008 and 2007 and for the Years Then Ended

(1)  Summary of Significant Accounting Policies
Organization.  Marco Community Bancorp, Inc. (the "Holding Company") which was incorporated on January 28, 2003 owns 100% of the outstanding common stock of Marco Community Bank (the "Bank") and Commercial Lending Capital Corp. ("CLCC") (formerly MCB Commercial Lending Corp.) (collectively, the "Company").  The Holding Company's only business activity is the operation of the Bank and CLCC.  The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida.  The deposits of the Bank are insured by the Federal Deposit Insurance Corporation.  CLCC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints.  Effective December 31, 2008, CLCC's operations were suspended due to economic conditions.

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

The Bank is required by law or regulation to maintain cash reserves, in accounts with other banks or in the vault.  At December 31, 2008 and 2007, the Bank was required to maintain cash reserves in the amount of $255,000 and $353,000, respectively, with the Federal Reserve.

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

The allowance consists of specific and general components.  The specific components relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers all other loans and is based on industry historical loss experience adjusted for qualitative factors.

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

  Other Real Estate Owned.    Assets acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the related loan balance or the fair value at the date of foreclosure establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations are included in the consolidated statements of operations.

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

Off-Balance-Sheet Financial Instruments.  In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of unused lines of credit, unfunded construction loans and standby letters of credit.  Such financial instruments are recorded in the consolidated financial statements when they are funded.

Advertising.  The Company expenses all media advertising as incurred.

Fair Value Measurements.  Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Summary of Significant Accounting Policies, Continued
Fair Value Measurements, Continued.  Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

The following describes valuation methodologies used for assets and liabilities measured at fair value:

Impaired Loans.  Nearly all of the Company's loans are evaluated individually for impairment.  Estimates of fair value is determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Bank's management related to values of properties in the Company's market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

Fair Values of Financial Instruments.  The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

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

Loss Per Common Share. Loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and convertible preferred stock are not considered dilutive securities for the twelve months ended December 31, 2008 and 2007 due to the net losses incurred by the Company.

Share-Based Compensation.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("SFAS 123(R)"), using the modified-prospective-transition method.  Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively, "SFAS 123") and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  The expense is recognized in the statement of operations on an accelerated basis over the vesting period.

Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)").  SFAS 141(R) is effective for the Company's financial statements for the year and interim periods within the year beginning January 1, 2009.  SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred.  Management is in the process of evaluating the impact of SFAS 141(R) and does not anticipate it will have a material impact on the Company's financial condition or results of operations.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Summary of Significant Accounting Policies, Continued
Recent Accounting Pronouncements, Continued.  In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160").  SFAS 160 provides the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for the Company's financial statements for the year and interim periods within the year beginning January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). This standard requires enhanced disclosures regarding derivative instruments and hedging activities so as to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company's financial statements for the year and interim periods within the year beginning January 1, 2009.  The adoption of SFAS 161 did not have a material impact on the Company.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles "GAAP" in the United States. This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of SFAS 162 will not have a material impact on the Company.

On February 20, 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP 140-3").  FSP 140-3 requires that an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer be evaluated together as a linked transaction under SFAS 140, unless certain criteria are met. FSP 140-3 is effective for the Company's financial statements for the year and interim periods within the year beginning January 1, 2009. The adoption of FSP 140-3 did not have a material impact on the Company.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)  Securities
The securities have been classified according to management's intent. Following are summaries of the securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Held to Maturity:
At December 31, 2008:
U.S. Government and Federal Agencies	$1,000	11	-	1,011
Mortgage-backed securities of U.S
government agencies	7,147	98	-	7,245

	$8,147	109	-	8,256

Security Available for Sale:
At December 31, 2007-
U.S. Government and Federal Agencies	$1,000	9	-	1,009

Securities Held to Maturity:
At December 31, 2007:
U.S. Government and Federal Agencies	2,330	23	-	2,353
Mortgage-backed securities of U.S
government agencies	3,231	22	-	3,253

	$5,561	45	-	5,606

At December 31, 2008 and 2007 securities with a par value of $3.4 million and $1.8 million, respectively, were pledged to secure repurchase agreements.  Securities with a par value of $1.0 million were pledged to the Federal Reserve Bank Discount Window.  No securities were sold during the years ended December 31, 2008 and 2007.

As of December 31, 2008, the amortized cost and fair value of securities, by contractual maturities, were as follows (in thousands):

	Held to Maturity
	Amortized	Fair
	Cost	Value

Due from one to five years	$1,000	1,011
Mortgage-backed securities	7,147	7,245

	$8,147	8,256

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)   Loans
The components of loans are as follows (in thousands):

	At December 31,
	2008	2007

Commercial real estate	$31,404	31,925
Commercial	33,714	40,778
Residential real estate	21,271	24,503
Consumer	1,099	1,107
Home equity loans and lines of credit	25,200	25,274

	112,688	123,587
Add (subtract):
Deferred loan costs, net	20	83
Allowance for loan losses	(6,154)	(3,794)

Loans, net	$106,554	119,876

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2008	2007

Beginning balance	$3,794	2,047
Recoveries	-	3
Charge-offs	(3,599)	(6,366)
Provision for loan losses	5,959	8,110

Ending balance	$6,154	3,794

Impaired collateral dependent loans in 2008 and 2007 were as follows (in thousands):

	At December 31,
	2008	2007

Impaired loans without a valuation allowance	$3,810	-
Impaired loans with a valuation allowance	5,316	11,480
Total impaired loans	9,126	11,480
Total related allowance for losses at end of year	(2,463)	(1,397)
Net investment in impaired loans	$6,663	10,083

Average investment in impaired loans	$10,356	7,532
Interest income recognized on impaired loans	$-	-
Interest income received on impaired loans	$-	-

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2008	2007

Nonaccrual loans	$10,236	12,200

Past due ninety days or more, but still accruing interest	$-	-

The Company grants the majority of its loans to borrowers throughout Collier County, Florida.  Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy in Florida.  The Company does not have significant concentrations to any one industry or customer. The Company does have ten loans with original terms of one year, aggregating $2.0 million at December 31, 2008, the primary source of repayment is the sale of the related collateral or the conversion of the existing debt into debt at another financial institution. The majority of these loans are located in Duval, Hillsborough and Pinellas Counties.  With the uncertain real estate market in Florida, obtaining refinancing or sale of the collateral may be difficult or impossible.  Management is closely monitoring these loans and believes the loan loss allowance at December 31, 2008 is adequate.

Impaired collateral-dependent loans are carried at fair value when the current collateral value is lower than the carrying value of the loan.  Those impaired collateral-dependent loans which are measured at fair value on a nonrecurring basis at December 31, 2008 are as follows (in thousands):

Fair Value	Level 1	Level 2	Level 3	Total Losses	Losses Recorded in Earnings

$2,853	-	-	2,853	2,463	2,463

Loans with a carrying value of $3,810,000 at December 31, 2008 were measure for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)    Premises and Equipment
A summary of premises and equipment follows (in thousands):

	At December 31,
	2008	2007

Land	$1,256	1,256
Building and improvements	2,044	1,812
Furniture, fixtures and equipment	1,229	1,231

Total, at cost	4,529	4,299

Less accumulated depreciation	(1,172)	(939)

Premises and equipment, net	$3,357	3,360

The Company has one lease for its loan production office located in Fort Myers which was opened in 2006.  Rental expense was $90,000 and $96,000 for 2008 and 2007, respectively.  A summary of future minimum lease payments for years following December 31, 2008 follows (in thousands):

Year Ending
December 31,	Amount

2009	$60

(5)  Deposits
The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $30.9 million and $34.1 million at December 31, 2008 and 2007, respectively.

A schedule of maturities of time deposit at December 31, 2008 follows (in thousands):

Year Ending
December 31,	Amount

2009	$67,652
2010	7,574
2011	1,187
2012	558

$76,971

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)   Repurchase Agreements
The Company enters into repurchase agreements with customers.  The agreements require the Company to pledge securities as collateral for borrowings under these agreements.  At December 31, 2008, the outstanding balance of these repurchase agreements totaled approximately $931,000 and $1.2 million, respectively, and the Company pledged securities with a carrying value of approximately $3.4 million and $1.8 million, respectively, as collateral.

(7) Financial Instruments
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments are unused lines of credit, unfunded construction loans and standby letters of credit and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unused lines of credit and unfunded construction loans is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.  At December 31, 2008, the Company had one letter of credit outstanding in the amount of $200,000 which expires on September 7, 2009.

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

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)   Financial Instruments, Continued
Unused lines of credit, unfunded construction loans and standby letters of credit typically result in loans with a market interest rate when funded.  A summary of the amounts of the Company's financial instruments with off balance sheet risk at December 31, 2008 follows (in thousands):

Contract
Amount

Unused lines of credit	$15,536

Unfunded construction loans	$1,266

Standby letters of credit	$200

The estimated fair values of the Company's financial instruments were as follows (in thousands):

	At December 31, 2008		At December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$9,211	9,211	11,174	11,174

Security available for sale	$-	-	1,009	1,009

Securities held to maturity	$8,147	8,256	5,561	5,606

Loans, net	$106,554	107,777	119,876	121,035

Accrued interest receivable	$413	413	602	602

Federal Reserve Bank stock	$452	452	468	468

Federal Home Loan Bank Stock	$262	262	293	293

Financial liabilities:
Deposits	$116,100	116,794	123,713	124,457

Repurchase agreements	$931	931	1,232	1,232

Off-balance sheet financial instruments	$-	-	-	-

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)   Income Taxes
Income taxes (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007
Current:
Federal	$(4)	(1,223)
State	-	-

Total current	(4)	(1,223)

Deferred:
Federal	(2,549)	(1,317)
State	(436)	(475)

Total deferred	(2,985)	(1,792)

Income taxes (benefit)	$(2,989)	(3,015)

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Year Ended December 31,
	2008		2007
		% of		% of
		Pretax		Pretax
	Amount	Loss	Amount	Earnings

Income taxes (benefit) at statutory rate	$(2,743)	(34.0)%	$(2,757)	(34.0)%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	(288)	(3.6)	(314)	(3.9)
Other	42	.5	56	.7

Income taxes (benefit)	$(2,989)	37.1%	$(3,015)	(37.2)%

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)  Income Taxes, Continued
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	At December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,739	1,035
Net operating loss carryforwards	2,988	888
Organizational and preopening costs	-	17
Foreclosed real estate	331	211
Alternative minimum tax credits	105	109
Other	-	17

Deferred tax assets	5,163	2,277

Deferred tax liabilities:
Depreciation	(58)	(103)
Deferred loan costs	(40)	(38)
Other	(60)	(116)

Deferred tax liabilities	(158)	(257)

Net deferred tax asset	$5,005	2,020

At December 31, 2008, the Company had Federal and Florida net operating loss carryforwards of approximately $7.5 million and $12.1 million, respectively.  These carryforwards will begin to expire in 2027.

(9)  Stockholders' Equity
On February 20, 2007, the Board of Directors declared a $0.12 cash dividend on all outstanding common shares of stockholders of record on March 16, 2007 which was distributed on April 16, 2007.

In 2007, the Company issued ninety-six shares of Series B Preferred Stock ("Series B Preferred Stock"). The shares have no voting rights, but have a liquidation preference value of $51,000 per share.  Cash dividends are payable in arrears within the first ten days of each March and September.  The dividends are not cumulative, are payable semiannually at an annual rate of $2,900 and are prorated for any partial period.  At the Company's discretion, on any dividend payment date occurring at least two years after issuance, each share of Series B Preferred Stock is mandatorily convertible into 6,000 shares of common stock; provided, however, that the Company may also convert the Series B Preferred Stock upon any change in control.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)  Stockholders' Equity, Continued
On November 20, 2008, Marco Community Bancorp, Inc. (the "Company") commenced a private placement offering of units of its Series C Preferred Stock ("Series C Preferred Stock") and warrants to purchase common stock ("Warrants").  Through December 31, 2008, the Company has accepted subscriptions totaling $1,087,000.  Each unit is comprised of: (1) one share of Series C Preferred Stock, which is convertible into 2,000 shares of common stock; and (ii) one Warrant to purchase 2,000 shares of common stock.  The Series C Preferred Stock has no voting rights, but does have a liquidation preference value of $7,500 per share.  Semiannual cash dividends of $157.50 per share are payable in arrears and are not cumulative or payable at any time when the Bank would not be considered "well capitalized" or "adequately capitalized" after payment of such dividends. At December 31, 2008, 145 warrants to purchase common shares are outstanding.  These warrants to purchase 290,000 shares of common stock have an exercise of price of $3.75, $4.50 and $5.25 on or before December 31, 2009, December 31, 2010 and December 31, 2011, respectively.  The offering closed on February 28, 2009.

With respect to the Warrants, the fair value of approximately $354,000 was offset by a credit to additional paid-in capital. The fair value of the warrants was determined by using the Black-Scholes pricing model using the following assumptions:  volatility of 72%, expected life of 1.5 years, and a risk free interest rate of 3.18%.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percents (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008, that the Bank met all capital adequacy requirements to which they were subject.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Regulatory Matters, Continued

As of December 31, 2008, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percents as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank's category.  The Bank's actual capital amounts and percents are also presented in the table ($ in thousands):

					For Well
			For Capital		Capitalized
	Actual		Adequacy Purposes		Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2008:
Total Capital (to Risk-
Weighted Assets)	$12,722	12.34%	$8,247	8.00%	$10,309	10.00%
Tier I Capital (to Risk-
Weighted Assets)	11,375	11.03	4,124	4.00	6,186	6.00
Tier I Capital
(to Average Assets)	11,375	8.84	5,149	4.00	6,437	5.00

As of December 31, 2007:
Total Capital (to Risk-
Weighted Assets)	18,285	15.24	9,596	8.00	11,995	10.00
Tier I Capital (to Risk-
Weighted Assets)	16,759	13.97	4,798	4.00	7,197	6.00
Tier I Capital
(to Average Assets)	16,759	10.86	6,172	4.00	7,715	5.00

(11)    Share-Based Compensation Plans

The Company has three stock option plans.  The Employees' Stock Option Plan is for the benefit of officers and other key employees of the Holding Company, the Bank and CLCC.  Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant.  These options have ten year terms and vest 20% a year over a five year period.

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

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)    Share-Based Compensation Plans, Continued

The plans were amended in 2007 to increase the size of the three Company plans so that the number of shares of common stock reserved for issuance under all three Company plans is a collective amount equal to 15% of the common stock outstanding, up to a maximum of 1,500,000 shares.  At December 31, 2008, an aggregate of 26,777 options remain available for grant in all three plans.

A summary of the plans is as follows (in thousands, except for share and per share information):

		Weighted-	Weighted-
		Average Per	Average
	Number	Share	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
The Employees' Plan:
Options outstanding at December 31, 2006	149,350	$9.73
Options granted	72,000	8.86
Options exercised	(11,100)	6.47
Options forfeited	(22,050)	11.16

Options outstanding at December 31, 2007	188,200	9.42
Options granted	95,500	3.63
Options forfeited	(72,450)	11.49

Options outstanding at December 31, 2008	211,250	$6.09	5.62	$17
Options exercisable at December 31, 2008	48,650	$5.21	7.62	$-

The Directors' Plan:
Options outstanding at December 31, 2006	101,250	6.25
Options granted	7,500	17.70
Options exercised	(52,500)	6.24

Options outstanding at December 31, 2007	56,250	7.79
Options granted	33,750	6.00

Options outstanding at December 31, 2008	90,000	$7.12	6.33	$-
Options exercisable at December 31, 2008	50,250	$6.60	5.82	$-

The Advisory Directors' Plan:
Options outstanding at December 31, 2006	16,313	6.00
Options granted	8,250	12.83
Options exercised	(2,812)	6.00
Options forfeited	(1,500)	6.00

Options outstanding at December 31, 2007	20,251	8.78
Options granted	750	3.00
Options exercised	(187)	6.00

Options outstanding at December 31, 2008	20,814	$8.57	2.60	$-
Options exercisable at December 31, 2008	12,001	$6.00	0.50	$-

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)   Share-Based Compensation Plans, Continued

There were no options exercised during the year ended December 31, 2008.  The total intrinsic value of options exercised during the year ended December 31, 2007 was $708,000 with a tax benefit of $220,000.  At December 31, 2008, there was $413,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans.  The cost is expected to be recognized over a weighted-average period of 4.2 years.  The total fair value of shares vested and recognized as compensation expense was $95,000 and $108,000 for the years ended December 31, 2008 and 2007, respectively, and no income tax benefit was recognized.

The fair value of each option granted for the years ended December 31, 2008 and 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Year Ended
	December 30,
	2008	2007

Weighted-average risk-free interest rate	3.61%	4.24%
Weighted-average dividend yield	-%	0.17%
Weighted-average expected stock volatility	41.93%	32.72%
Expected life in years	6.5 years	6.5 years
Per share weighted-average grant-date fair value of
options issued during the period	$2.46	5.06

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

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)    Stock Appreciation Rights ("SARS")

The Company grants SARS to certain officers.  The rights allow the participants to receive a cash payment equal to the appreciation of the fair market value of the Company's common stock.  The term of the stock appreciation rights is ten years.  At December 31, 2008 and 2007, 52,500 rights and 3,750 rights, respectively were outstanding. There was no expense for the SARS program in 2008 or 2007.

(13)    Employee Benefit Plan

The Company offers a 401(k) plan to all employees electing to participate after meeting certain length-of-service requirements.  The Company's contributions to the plan for the years ended December 31, 2008 and 2007 were $33,285 and $37,005, respectively.

(14)    Related Party Transactions

In the ordinary course of business, the Company accepts deposits from principal officers and directors and their affiliates.  At December 31, 2008 and 2007, these deposits were approximately $2.3 million and $3.0 million, respectively.

The Company also grants loans to certain principal officers. At December 31, 2008 and 2007, the aggregate loan balance was approximately $120,000 and $120,000, respectively.

The Company also paid approximately $151,000 to a company owned by one of its directors for construction services performed on a property classified as other real estate owned.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15) Holding Company Financial Information
The Holding Company's financial information as of December 31, 2008 and 2007 and the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2008	2007
Assets

Cash	$883	2,228
Loans, net of allowance for loan losses of $150 in
2008 and 2007	2,340	2,340
Premises and equipment, net	610	629
Investment in subsidiaries	14,118	16,875
Other assets	852	802

Total assets	$18,803	22,874

Liabilities and Stockholders' Equity

Other liabilities	188	56
Stockholders' equity	18,615	22,818

Total liabilities and stockholders' equity	$18,803	22,874

Condensed Statements of Operations

	Year Ended December 31,
	2008	2007

Revenues	$190	262
Expenses	(346)	(609)
Loss of subsidiaries	(4,922)	(4,748)

Net loss	$(5,078)	(5,095)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15) Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,078)	(5,095)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	19	17
Provision for loan losses	-	150
Deferred tax benefit	(50)	(355)
Share-based compensation	95	108
Increase in other assets	-	(4)
Change in other liabilities	132	(27)
Equity in undistributed loss of subsidiaries	4,922	4,748

Net cash used in operating activities	40	(458)

Cash flows from investing activities:
Net decrease (increase) in loans	-	79
Purchase of premises and equipment	-	(14)
Investment in subsidiaries	(2,259)	(3,779)

Net cash used in investing activities	(2,259)	(3,714)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants
and options	-	416
Net proceeds from sale of preferred stock	1,088	4,896
Cash dividends paid	(214)	(379)

Net cash provided by financing activities	874	4,933

Net (decrease) increase in cash	(1,345)	761

Cash at beginning of the year	2,228	1,467

Cash at end of year	$883	2,228

Noncash transactions:
Tax effect from exercise of common stock options	$-	220

Cash dividends payable	$120	35

Net change in investment in subsidiary due to
net change in accumulated other comprehensive
income, net change in unrealized gain on
securities available for sale, net of tax	$(9)	9

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marco Community Bancorp, Inc.

Dated: March 27, 2009	By:	/s/Richard Storm, Jr.
Richard Storm, Jr.
Chief Executive Officer

Dated: March 27, 2009	By:	/s/Thomas J. Mitchusson
Thomas Mitchusson
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signatures	Dates

/s/John V. Cofer	March 27, 2009
John V. Cofer, Director	Date

/s/Bruce G. Fedor	March 27, 2009
Bruce G. Fedor, Director	Date

/s/Richard E. Storm	March 27, 2009
Richard E. Storm, Director	Date

/s/Robert A. Marks	March 27, 2009
Robert A. Marks, Director	Date

/s/Stephen A. McLaughlin	March 27, 2009
Stephen A. McLaughlin, Director & CEO	Date

/s/E. Terry Skone	March 27, 2009
E. Terry Skone, Director	Date

/s/Richard Storm, Jr.	March 27, 2009
Richard Storm, Jr. Chairman	Date