Form 10-Q
period 2009-03-31
MARCO COMMUNITY BANCORP INC
filed 2009-05-05
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________

Commission file number 333-103651

MARCO COMMUNITY BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	84-1620092
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1770 San Marco Road
Marco Island, Florida 34145
(Address of Principal Executive Offices)

(239) 389-5200
(Issuer's Telephone Number, Including Area Code)

______________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐          NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	3,222,608 shares
(class)	Outstanding at April 30, 2009

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
($ in thousands, except per share amounts)

	March 31,	December 31,
Assets	2009	2008
	(Unaudited)

Cash and due from banks	$11,520	1,587
Federal funds sold	-	7,237
Interest-bearing deposits	604	387

Total cash and cash equivalents	12,124	9,211

Securities available for sale	7,899	-
Securities held to maturity (fair value of $8,256)	-	8,147
Loans, net of allowance for loan losses of $5,058 in 2009
and $6,154 in 2008	114,851	106,554
Other real estate owned	3,422	3,202
Premises and equipment, net	3,320	3,357
Federal Reserve Bank stock, at cost	410	452
Federal Home Loan Bank stock, at cost	262	262
Accrued interest receivable	463	413
Deferred income taxes	5,080	5,005
Other assets	220	146

Total assets	$148,051	136,749

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	6,984	4,353
Savings, NOW and money-market deposits	46,523	34,776
Time deposits	73,515	76,971

Total deposits	127,022	116,100

Repurchase agreements	494	931
Official checks	983	332
Dividends payable	77	120
Accrued interest payable and other liabilities	655	651

Total liabilities	129,231	118,134

Stockholders' equity:
Preferred stock, no par value; 1,000,000 shares authorized,
298 shares outstanding	-	-
Preferred stock, series B, $51,000 liquidation value; 125 shares
authorized, 96 shares outstanding	4,896	4,896
Preferred stock, series C, $7,500 liquidation value, 750 shares
authorized, 202 shares outstanding	1,058	734
Common stock, $.01 par value; 9,000,000 shares authorized,
3,222,608 shares issued and outstanding in 2009 and 2008	32	32
Additional paid-in capital	21,031	21,024
Accumulated deficit	(8,280)	(8,071)
Accumulated other comprehensive income	83	-

Total stockholders' equity	18,820	18,615

Total liabilities and stockholders' equity	$148,051	136,749

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Interest income:
Loans	$1,585	2,016
Securities	93	86
Other interest-earning assets	7	147

Total interest income	1,685	2,249

Interest expense:
Deposits	815	1,267
Other borrowings	3	10

Total interest expense	818	1,277

Net interest income	867	972

Provision for loan losses	130	100

Net interest income after provision for loan losses	737	872

Noninterest income:
Service charges on deposit accounts	7	6
Gain on sale of securities	78	-
Other service charges and fees	44	41

Total noninterest income	129	47

Noninterest expenses:
Salaries and employee benefits	488	659
Occupancy and equipment	124	159
Advertising	22	42
Insurance	11	24
Data processing	75	67
Telephone	19	19
Regulatory assessments	158	98
Professional fees	107	111
Stationary and supplies	10	10
Other real estate owned	33	43
Loss on sale of other real estate owned	47	-
Other	106	140

Total noninterest expenses	1,200	1,372

Loss before income taxes	(334)	(453)

Income tax benefit	(125)	(171)

Net loss	(209)	(282)

Dividends on preferred stock	96	69

Net loss available to common stockholders	$(305)	(351)

Net loss per common share, basic and diluted	$(0.09)	(0.11)

Weighted-average number of common shares outstanding, basic and diluted	3,223	3,222

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

Three Months Ended March 31, 2009 and 2008
($ in thousands)

						Accumulated
						Other
	Series B	Series C		Additional		Compre-	Total
	Preferred	Preferred	Common	Paid-In	Accumulated	hensive	Stockholders'
	Stock	Stock	Stock	Capital	Deficit	Income	Equity

Balance at December 31, 2007	$4,896	-	32	20,874	(2,993)	9	22,818

Comprehensive loss:
Net loss (unaudited)	-	-	-	-	(282)	-	(282)

Net change in unrealized gain
on security available for
sale, net of tax effect
(unaudited)	-	-	-	-	-	1	1

Comprehensive loss
(unaudited)							(281)

Dividends declared-preferred (unaudited)	-	-	-	(69)	-	-	(69)

Balance at March 31, 2008 (unaudited)	$4,896	-	32	20,805	(3,275)	10	22,468

Balance at December 31, 2008	$4,896	734	32	21,024	(8,071)	-	18,615

Comprehensive loss:
Net loss (unaudited)	-	-	-	(209)	-	(209)

Net change in unrealized gain
on security available for
sale, net of tax effect
(unaudited)	-	-	-	-	-	83	83

Comprehensive loss
(unaudited)							(126)

Issuance of preferred stock (unaudited)	-	324	-	103	-	-	427

Dividends declared-preferred (unaudited)	-		-	(96)	-	-	(96)

Balance at March 31, 2009 (unaudited)	$4,896	1,058	32	21,031	(8,280)	83	18,820

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(209)	(282)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	52	73
Provision for loan losses	130	100
Deferred income taxes	(125)	402
Amortization of loan fees and costs, net	(17)	(4)
Gain on sale of securities available for sale	(78)	-
(Increase) decrease in accrued interest receivable	(50)	65
(Increase) decrease in other assets	(74)	14
Loss on sale of other real estate owned	47	-
Increase in official checks, accrued interest payable and
other liabilities	655	1,141

Net cash provided by operating activities	331	1,509

Cash flows from investing activities:
Purchase of securities available for sale	(5,186)	-
Proceeds from sale of securities available for sale	5,359	-
Principal payments securities available for sale	286	-
Principal payments security held to maturity	-	182
Redemption of Federal Home Loan Bank stock	-	31
Purchase of Federal Reserve Bank stock	-	(39)
Redemption of Federal Reserve Bank stock	42	-
Net (increase) decrease in loans	(9,146)	6,804
Proceeds from sale of other real estate owned	469	-
Purchase of premises and equipment	(15)	(16)

Net cash (used in) provided by investing activities	(8,191)	6,962

Cash flows from financing activities:
Net increase in deposits	10,922	13,107
Net decrease in repurchase agreements	(437)	(844)
Net proceeds from issuance of preferred stock	427	-
Preferred dividends paid	(139)	(81)

Net cash provided by financing activities	10,773	12,182

Net increase in cash and cash equivalents	2,913	20,653

Cash and cash equivalents at beginning of period	9,211	11,174

Cash and cash equivalents at end of period	$12,124	31,827

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$968	1,214

Income taxes	$-	(574)

Noncash transactions:
Preferred dividends payable at beginning of period	$120	35

Preferred dividends payable at end of period	$77	23

Transfer of loans to other real estate owned	$736	17

Transfer of securities held to maturity to available for sale	$8,147	-

Net change in unrealized gain on security available for sale,
net of tax effect	$83	1

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

In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2009 and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. The results of operations and other data for the three- month period ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

2.        Loan Impairment and Loan Losses
Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Balance at end of period	$9,191	10,996
Total related allowance for losses	$2,503	1,498
Average investment in impaired loans	$8,629	10,580
Interest income recognized on impaired loans	$-	-
Interest income received on impaired loans	$-	-

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.         Loan Impairment and Loan Losses, Continued
The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Beginning balance	$6,154	3,794
Recoveries	72	-
Charge-offs	(1,298)	(135)
Provision for loan losses	130	100

Ending balance	$5,058	3,759

3.         Non-Performing Assets
Non-performing loans include non-accrual loans and restructured loans.  Non-accrual loans represent loans of which interest accruals have been discontinued.  Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

The Company discontinues interest accruals when principal or interest is due and has remained unpaid for ninety days.  When a loan is placed on non-accrual status, all unpaid interest is reversed.  Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid.  At March 31, 2009 and 2008, the Company had no loans which were over ninety days past due and still accruing interest.

Non-performing loans are closely monitored on an ongoing basis as part of the Company's loan review and work-out process.  The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows.  Losses are recognized where appropriate.

Following is a summary of non-performing assets (in thousands):

	March 31,	March 31,
	2009	2008

Non-accrual loans	$9,981	12,159
Restructured loans	1,099	-

Total non-performing loans	11,080	12,159

Other real estate owned	3,422	2,874

Total non-performing assets	$14,502	15,033

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.         Non-Performing Assets, Continued
Asset quality ratios:

	March 31,	March 31,
	2009	2008

Non-performing loans as a percent of total loans	9.24%	10.42%
Non-performing assets as a percent of total assets	9.80%	9.25%

The $1.1million decrease in non-performing loans results primarily from a $1.2 million charge-off of certain previously purchased loan pools which financed the acquisition and renovation of residential real estate properties located in Duval and Hillsborough Counties, Florida.  Due to the inability of the loans’ servicer to perform in accordance with its servicing agreements, the management of the Bank had previously concluded that the pool loans were to be considered impaired.  Since then, the Bank has acted aggressively to mitigate its residual exposure through the sales of individual loans within these pools or through foreclosure and subsequent disposal of the properties.

4.        Other Real Estate Owned
Other real estate owned ("OREO") is comprised of real estate properties obtained in partial or total satisfaction of loan obligations.  At March 31, 2009 OREO totaled $3.4 million which was comprised of twenty-four residential real estate lots obtained from the loan pools held for an average of two months, eight residential real estate lots held for an average of seventeen months, six residential properties held for an average of nine months and one commercial property held for an average of one month and recorded at estimated fair value less estimated selling costs.  Changes in the value subsequent to transfer are recorded in non-interest expense along with direct operating expenses.  Gains or losses not previously recognized resulting from the sale of OREO is recognized in non-interest expense on the date of sale.  During the three months ended March 31, 2009, the Company, recorded $470,000 in proceeds from the sale of three residential properties which resulted in a $47,000 loss.  The Company also recorded $33,000 in expenses to refurbish or maintain the properties held.

At the time of booking OREO, the Bank orders a current appraisal and books OREO at the lower of the carrying value or the fair market value less the cost to sell.  OREO is actively marketed by professional real estate individuals in an attempt to sell parcels at their current market value.  The Company is exposed to the weakening real estate conditions in the Florida markets including Orlando, Naples, Fort Myers and Tampa.  With the general economic downturn, the Company may not be able to sell its OREO property at the current market value and may experience an increase in OREO.

5.         Loss Per Common Share
Loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and convertible preferred stock are not considered dilutive securities for the three months ended March 31, 2009 and 2008 due to the net losses incurred by the Company.

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.         Regulatory Capital
The Bank is required to maintain certain minimum regulatory capital requirements.  The following is a summary at March 31, 2009 of the regulatory capital requirements for a well capitalized financial institution and the Bank's actual capital on a percentage basis:

		Regulatory
	Actual	Requirement

Total capital to risk-weighted assets	12.25%	10.00%
Tier I capital to risk-weighted assets	10.96%	6.00%
Tier I capital to total assets - leverage ratio	8.72%	5.00%

7.         Share-Based Compensation
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

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.         Share-Based Compensation, Continued
The plans were amended in 2007 to increase the size of the three Company plans so that the number of shares of common stock reserved for issuance under all three Company plans is a collective amount equal to 15% of the common stock outstanding, up to a maximum of 1,500,000 shares.  At March 31, 2009, an aggregate of 53,242 options remain available for grant in all three plans.

A summary of the plans is as follows (in thousands, except for share and per share information):

		Weighted-	Weighted-
		Average Per	Average
	Number	Share	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
The Employees' Plan:
Options outstanding at December 31, 2008	219,750	$6.01
Options granted	15,000	2.54
Options forfeited	(46,750)	8.28

Options outstanding at March 31, 2009	188,000	$5.17	8.93	$71
Options exercisable at March 31, 2009	27,350	$4.56	6.79	$-

The Directors' Plan:
Options outstanding at December 31, 2008	90,000	7.12
Options granted	7,500	4.00
Options forfeited	(11,250)	6.00

Options outstanding at March 31, 2009	86,250	$6.99	7.45	$1
Options exercisable at March 31, 2009	39,000	$6.77	5.27	$-

The Advisory Directors' Plan:
Options outstanding at December 31, 2008	20,814	8.57
Options granted	1,500	4.25

Options outstanding at March 31, 2009	22,314	$8.28	.52	$1
Options exercisable at March 31, 2009	14,245	$7.08	.50	$-

There were no options exercised during the three months ended March 31, 2009 and 2008.  At March 31, 2009, there was $367,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans.  The cost is expected to be recognized over a period of five years.  Due to the effect of forfeited options, there was no compensation expense recognized during the three month period ended March 31, 2009 or 2008.

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.	Share-Based Compensation, Continued
The fair value of each option granted for the three months ended March 31, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended
	March 31,
	2009	2008
Weighted-average risk-free
interest rate	2.86%	3.39%
Weighted-average dividend yield	-%	-%
Weighted-average expected
stock volatility	24.33%	70.64%
Expected life in years	6.5 years	6.5 years
Per share weighted-average grant-date fair value of
options issued during the period	$1.26	1.76

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

8.         Fair Value Measurements
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

8.         Fair Value Measurements, Continued
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

Valuation of Available for Sale Securities. The value of the security available for sale is determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific security but rather by relying on the security's relationship to the other benchmark quoted security.  Accordingly, the fair value estimate for the available for sale security is classified as Level 2.

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

(continued)

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.         Fair Value Measurements, Continued
Our listing of assets subject to fair value measurements on a recurring basis are as follows (in thousands):

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active	Significant
	Fair Value	Markets for	Other	Significant
	as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$7,899	-	7,899	-

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Net Carrying Value at March 31, 2009					Losses
						Recorded
						in Earnings
					Total	During
	Total	Level 1	Level 2	Level 3	Losses	2009

Impaired loans (1)	$3,306	-	-	3,306	624	350
Other real estate owned	$3,422	-	-	3,422	-	-

(1)	In addition, loans with a carrying value of $3.4 million were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

9.         Preferred Stock
On February 28, 2009, Marco Community Bancorp, Inc. (the "Company") completed an offering of its Series C Preferred Stock ("Preferred Stock") and warrants to purchase 290,000 shares of common stock ("Warrants") by issuing 202 shares of the Preferred Stock and Warrants (the "Units").  These warrants have an exercise price of $3.75, $4.50 and $5.25 on or before December 31, 2009, 2010 and 2011, respectively.  The offering raised $1,515,000 in gross proceeds, at an offering price of $7,500 per Unit.  Directors of the Company and/or its subsidiaries purchased in excess of 53% of the shares sold.

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

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Index

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.
Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the "Company") as of March 31, 2009 and the related interim condensed consolidated statements of operations, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 1, 2009

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

Comparison of March 31, 2009 and December 31, 2008

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

The Company is exposed to the weakening real estate conditions in the Florida markets of Naples, Fort Myers and Tampa.  The Company believes the challenging market conditions are primarily attributable to a regional softening in demand for real estate assets as well as an oversupply of residential and commercial properties, particularly within the Company's local markets.

A March 2009 report by the Regional Economic Research Institute of Florida Gulf Coast University (http://www.fgcu.edu/cob/reri/indicators/indicators200903.pdf) noted that unemployment rates for the region have continued to rise with Lee County's unemployment rate reaching 11.5 percent and Collier County reaching 8.8% in January 2009.  The report also notes that unemployment levels are expected to remain relatively high through 2010.  There are some positive indications for the regional economy in that existing home sales are continuing at higher levels reflecting more affordable price levels.

In response to the general economic down turn, the Company has focused its lending resources upon nominal loan growth, while specifically addressing any asset challenges presented by its existing loan portfolios.  Pricing of loans remains competitive with current lending initiatives focused primarily upon Marco Island opportunities.

Liquidity and Capital Resources

Liquidity

Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits.  Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future.

In addition to deposits, within its geographic market place, the sources of funds available to the Banks for lending and other business purposes include loan repayments, sales of loans and securities, national market funding sources, and contributions from the Holding Company.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by competition, general interest rates and money market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels and may be used to fund the origination of mortgage loans designated to be sold in the secondary market.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources, Continued

At March 31, 2009, the Company had no outstanding borrowings from any correspondent Bank and there was $15 million in other available lines from correspondents.

Managements regularly reviews the Bank's liquidity position and has implemented internal policies that establish guidelines for sources of asset-backed liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Capital

The Federal Reserve Bank and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the risk-based standard, capital is classified into two tiers.  Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain (loss) on available for sale securities, minus certain intangible assets.  Tier 2 capital consists of the general allowance for credit losses subject to certain limitations.  An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  Bank holding companies and banks are also required to maintain capital at a minimum level based on total average assets as defined by a leverage ratio.

The Bank was considered well capitalized as of March 31, 2009.  The Bank's Tier 1 Leverage ratio, Tier 1 risk-based capital ratio and Tier 2 risk-based capital ratio were 8.72%, 10.96% and 12.25%, respectively, as of March 31, 2009.

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

A summary of the Company's financial instruments with off-balance sheet risk at March 31, 2009 follows (in thousands):

Contract
Amount

Unused lines of credit	$10,944

Management believes that the Company has adequate resources to fund all of its commitments.

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2009	2008	2008
Average equity as a percentage
of average assets	13.15%	14.36%	14.31%

Total equity to total assets at end of period	12.71%	13.61%	13.82%

Return on average assets (1)	(0.60)%	(3.44)%	(0.72)%

Return on average common stockholders
equity (1)	(10.22)%	(32.14)%	(7.97)%

Noninterest expense to average assets (1)	3.45%	4.04%	3.49%
_______________________________
(1)  Annualized for the three months ended March 31, 2009 and 2008.

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

	Three Months Ended March 31,
	2009			2008
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	($ in thousands)
Interest-earning assets:
Loans	$115,683	1,585	5.56%	$123,493	2,016	6.55%
Investment securities	8,027	93	4.70	6,510	86	5.30
Other interest-earning assets (1)	4,051	7	0.70	17,537	147	3.36

Total interest-earning assets	127,761	1,685	5.35	147,540	2,249	6.11

Noninterest-earning assets	12,282			10,500

Total assets	$140,043			$158,040

Interest-bearing liabilities:
Savings	6,777	21	1.26	10,146	56	2.21
Money market and NOW deposits	33,740	116	1.39	30,069	145	1.93
Time deposits	73,743	678	3.73	88,740	1,066	4.82

Total interest-bearing deposits	114,260	815	2.89	128,955	1,267	3.94

Repurchase agreements	642	3	1.90	826	10	4.86

Total interest-bearing liabilities	114,902	818	2.89	129,781	1,277	3.95

Noninterest-bearing liabilities	6,729			5,642
Stockholders' equity	18,412			22,617

Total liabilities and stockholders' equity	$140,043			$158,040

Net interest income		$867			$972

Interest-rate spread (2)			2.46%			2.17%

Net interest-earning assets, net margin (3)	$12,859		2.76%	$17,759		2.64%

Ratio of interest-earning assets to
interest-bearing liabilities	1.11			1.14
_____________________
(1)	Includes interest-earning deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

Index

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended March 31, 2009 and 2008

General.  Net losses for the three months ended March 31, 2009 were $209,000 or $0.09 per basic and diluted common share compared to net losses of $282,000 or $0.11 per basic and diluted earnings per common share for the three months ended March 31, 2008.

Interest Income and Expense.  Interest income decreased to $1.7 million for the three months ended March 31, 2009 from $2.2 million for the three months ended March 31, 2008.  Interest income on loans decreased $431,000 due to lower yields in the portfolio.

Interest expense on interest-bearing deposits decreased to $818,000 for the three months ended March 31, 2009 compared to $1.3 million, for the three months ended March 31, 2008.  Interest expense on interest-bearing deposits decreased due to a decrease in the weighted interest rate paid on deposits, and a decrease in the average balance.

Provision for Loan Losses.  The provision for loan losses was $130,000 for the three months ended March 31, 2009 compared to $100,000 at March 31, 2008. The allowance for loan losses is $5.1 million at March 31, 2009. While management believes that its allowance for loan losses is adequate as of March 31, 2009, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income.  Noninterest income increased to $129,000 during the three month period ended March 31, 2009 compared $47,000 for the same period in 2008.  Noninterest income increased due to the increase in gain on sale of securities.

Noninterest Expenses.  Noninterest expenses decreased to $1.2 million during the three-month period ended March 31, 2009 compared to $1.4 million for the same period in 2008.  Noninterest expense decreased primarily due to a decrease in other real estate owned expenses and a decrease in salary and occupancy expenses, somewhat offset by an increase in data processing and regulatory assessments.

Income Taxes.  The Company recorded an income tax benefit of $125,000 for the three-month period ended March 31, 2009 (an effective rate of 37.4%) compared to an income tax benefit of $171,000 for the 2008 period (an effective rate of 37.7%).

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The exhibits denominated with (a) were filed with the Company's Form SB-2 which was filed with the Securities and Exchange Commission on March 7, 2003, those denominated with (b) were filed with the Company's Form 10-Q which was filed with the Securities and Exchange Commission on August 14, 2007, those denominated with (c) were filed with the Company's Form 10-K which was filed with the Securities and Exchange Commission on March 19, 2008, those denominated with (d) were filed with the Company's Definitive Schedules 14-A which was filed with the Securities and Exchange Commission on March 21, 2007 and March 20, 2008 and those denominated with (e) were file with the Company's Form 10-K which was filed with the Securities and Exchange Commission on March 31, 2009.

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

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date:	May 4, 2009	By:	/s/Richard Storm, Jr.
Richard Storm, Jr., Principal Executive Officer

Date:	May 4, 2009	By:	/s/Thomas J. Mitchusson
Thomas J. Mitchusson, Senior Vice President
and Principal Financial Officer