Form 10-Q
period 2009-06-30
MARCO COMMUNITY BANCORP INC
filed 2009-08-14
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 0-50557

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

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☐    NO  ☐ * The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	3,324,608 shares
(class)	Outstanding at July 31, 2009

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets

Cash and due from banks	$11,250	1,587
Federal funds sold	7,000	7,237
Interest-bearing deposits	534	387

Total cash and cash equivalents	18,784	9,211

Securities available for sale	9,286	—
Securities held to maturity (fair value of $8,256)	—	8,147
Loans held for sale	1,388	—
Loans, net of allowance for loan losses of $6,104 in 2009 and $6,154 in 2008	103,459	106,554
Other real estate owned	5,224	3,202
Premises and equipment, net	3,274	3,357
Federal Reserve Bank stock, at cost	435	452
Federal Home Loan Bank stock, at cost	239	262
Accrued interest receivable	407	413
Deferred income taxes	6,720	5,005
Other assets	196	146

Total assets	$149,412	136,749

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	6,998	4,353
Savings, NOW and money-market deposits	58,918	34,776
Time deposits	65,623	76,971

Total deposits	131,539	116,100

Repurchase agreements	496	931
Official checks	437	332
Dividends payable	114	120
Accrued interest payable and other liabilities	336	651

Total liabilities	132,922	118,134

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, 298 shares outstanding	—	—
Preferred stock, series B, $51,000 liquidation value; 125 shares authorized, 96 shares outstanding	4,896	4,896
Preferred stock, series C, $7,500 liquidation value, 750 shares authorized, 202 and 145 shares outstanding, net of discount of $415 and $354	1,100	734
Common stock, $.01 par value; 9,000,000 shares authorized, 3,324,608 and 3,222,608 shares issued and outstanding in 2009 and 2008	33	32
Additional paid-in capital	21,376	21,024
Accumulated deficit	(10,959)	(8,071)
Accumulated other comprehensive income	44	—

Total stockholders’ equity	16,490	18,615

Total liabilities and stockholders’ equity	$149,412	136,749

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans	$1,578	1,833	3,163	3,849
Securities	70	115	163	201
Other interest-earning assets	8	125	15	272

Total interest income	1,656	2,073	3,341	4,322

Interest expense:
Deposits	805	1,124	1,621	2,391
Other borrowings	2	6	4	16

Total interest expense	807	1,130	1,625	2,407

Net interest income	849	943	1,716	1,915

Provision for loan losses	4,121	2,905	4,251	3,005

Net interest expense after provision for loan losses	(3,272)	(1,962)	(2,535)	(1,090)

Noninterest income:
Service charges on deposit accounts	10	6	17	12
Gain on sale of securities	4	—	82	—
Gain on sale of residential mortgage loans	288	—	288	—
Rental income	7	—	7	—
Other service charges and fees	55	37	99	78

Total noninterest income	364	43	493	90

Noninterest expenses:
Salaries and employee benefits	650	586	1,138	1,245
Occupancy and equipment	122	154	246	313
Advertising	22	35	44	77
Insurance	7	18	18	42
Data processing	60	64	135	131
Regulatory assessments	196	101	354	199
Telephone	17	18	36	37
Professional fees	65	144	172	255
Stationary and supplies	8	8	18	18
Other real estate expense	47	213	80	256
Loss on sale of other real estate owned	125	—	172	—
Other	69	111	175	251

Total noninterest expenses	1,388	1,452	2,588	2,824

Loss before income taxes	(4,296)	(3,371)	(4,630)	(3,824)

Income tax benefit	(1,617)	(1,268)	(1,742)	(1,439)

Net loss	(2,679)	(2,103)	(2,888)	(2,385)

Preferred stock dividend requirements and amortization of preferred stock discount	145	69	145	136

Net loss available to common stockholders	$(2,824)	(2,172)	(3,033)	(2,521)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited), Continued

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss per common share, basic and diluted	$(0.88)	(0.67)	(0.94)	(0.78)

Weighted-average number of common shares outstanding, basic and diluted	3,223	3,223	3,223	3,223

Dividends per common share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2009 and 2008

(In thousands)

	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2007	$4,896	—	32	20,874	(2,993)	9	22,818

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	(2,385)	—	(2,385)

Net change in unrealized gain on security available for sale, net of tax effect (unaudited)	—	—	—	—	—	(4)	(4)

Comprehensive loss (unaudited)							(2,389)

Dividends declared-preferred (unaudited)	—	—	—	(136)	—	—	(136)

Balance at June 30, 2008 (unaudited)	$4,896	—	32	20,738	(5,378)	5	20,293

Balance at December 31, 2008	$4,896	734	32	21,024	(8,071)	—	18,615

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	(2,888)	—	(2,888)

Net change in unrealized gain on security available for sale, net of tax effect (unaudited)	—	—	—	—	—	44	44

Comprehensive loss (unaudited)							(2,844)

Exercise of stock warrants (102,000 shares) (unaudited)	—	—	1	381	—	—	382

Share-based compensation (unaudited)	—	—	—	55	—	—	55

Issuance of preferred stock (57 shares) (unaudited)	—	324	—	103	—	—	427

Preferred stock dividend and amortization of preferred stock discount (unaudited)	—	42	—	(187)	—	—	(145)

Balance at June 30, 2009 (unaudited)	$4,896	1,100	33	21,376	(10,959)	44	16,490

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,888)	(2,385)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	110	147
Share-based compensation	55	—
Provision for loan losses	4,251	3,005
Deferred income tax benefit	(1,742)	(1,431)
Origination of loans held for sale	(13,344)	—
Proceeds from loans held for sale	12,244	—
Gain on loans held for sale	(288)	—
Amortization of loan fees and costs, net	(38)	(31)
Net premium amortization	19	—
Gain on sale of securities available for sale	(82)	—
Decrease (increase) in accrued interest receivable	6	(101)
(Increase) decrease in other assets	(50)	2,165
Write down of other real estate owned	—	30
Loss on sale of other real estate owned	172	105
Decrease in official checks, accrued interest payable and other liabilities	(210)	(165)

Net cash (used in) provided by operating activities	(1,785)	1,339

Cash flows from investing activities:
Purchase of securities available for sale	(8,236)	(6,007)
Proceeds from sale of securities available for sale	6,161	—
Principal payment of securities available for sale	1,070	645
Redemption of Federal Home Loan Bank Stock	23	31
Purchase of Federal Reserve Bank Stock	(25)	(59)
Redemption of Federal Reserve Bank stock	42	—
Net (increase) decrease in loans	(4,279)	5,794
Proceeds from sale of other real estate owned	967	513
Purchase of premises and equipment	(27)	(24)

Net cash (used in) provided by investing activities	(4,304)	893

Cash flows from financing activities:
Net increase (decrease) in deposits	15,439	(2,345)
Net (decrease) increase in repurchase agreements	(435)	1,258
Net proceeds from issuance of preferred stock	427	—
Net proceeds from exercise of warrants	382	—
Preferred dividends paid	(151)	(81)

Net cash provided by (used in) financing activities	15,662	(1,168)

Net increase in cash and cash equivalents	9,573	1,064

Cash and cash equivalents at beginning of period	9,211	11,174

Cash and cash equivalents at end of period	$18,784	12,238

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$998	2,508

Income taxes	$—	—

Noncash transactions:
Preferred dividends payable at beginning of period	$120	35

Preferred dividends payable at end of period	$114	93

Transfer of loans to other real estate owned	$4,796	1,009

Net change in unrealized gain on security available for sale, net of tax effect	$44	(4)

Transfer of securities held to maturity to available for sale	$8,147	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Description of Business and Basis of Presentation

General. Marco Community Bancorp, Inc. (the “Holding Company”) which was incorporated on January 28, 2003 owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) and Commercial Lending Capital Corp. (“CLCC”) (collectively the “Company”). The Holding Company’s only business activity is the operation of the Bank and CLCC. The Bank is a state (Florida) chartered commercial bank. The Bank offers a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida. The deposits of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation. CLCC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints. Effective December 31, 2008, CLCC’s operations were suspended due to economic conditions.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2009, the results of operations for the three- and six-month periods ended June 30, 2009 and 2008 and cash flows for the six-month periods ended June 30, 2009 and 2008. The results of operations for the three- and six- month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

2.	Loan Impairment and Loan Losses

Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at end of period	$11,857	9,129	11,857	9,129
Total related allowance for losses	2,034	2,735	2,034	2,735

Net investment in impaired loans	$9,823	6,394	9,823	6,394

Average investment in impaired loans	$12,349	10,859	11,932	10,719

Interest income recognized on impaired loans	$—	102	—	102

Interest income received on impaired loans	$—	—	—	—

At June 30, 2009, the Company had $9.6 million in nonaccrual loans and no loans which were over ninety days past due and still accruing interest. At June 30, 2008, the Company had $13.2 million in nonaccrual loans and no loans which were ninety days past due but still accruing interest.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued

The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Beginning balance	$5,058	3,759	6,154	3,794
Recoveries	—	—	72	—
Charge-offs	(3,075)	(614)	(4,373)	(749)
Provision for loan losses	4,121	2,905	4,251	3,005

Ending balance	$6,104	6,050	6,104	6,050

3.	Nonperforming Assets

Nonperforming assets include nonaccrual loans and other real estate owned. Nonaccrual loans represent loans of which interest accruals have been discontinued.

The Company discontinues interest accruals when principal or interest is due and has remained unpaid for ninety days. When a loan is placed on nonaccrual status, all unpaid interest is reversed. Nonaccrual loans may not be restored to accrual status unless they have a sustained history of repayments in addition to the repayment of all delinquent principal and interest. At June 30, 2009 and 2008, the Company had no loans which were over ninety days past due and still accruing interest.

Nonperforming loans are closely monitored on an ongoing basis as part of the Company’s loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

Following is a summary of nonperforming assets (in thousands):

	June 30, 2009	June 30, 2008
Nonaccrual loans	$9,629	13,239
Other real estate owned	5,224	3,202

Total nonperforming assets	$14,853	16,441

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Nonperforming Assets, Continued

Asset quality ratios:

	June 30, 2009	June 30, 2008

Nonperforming loans as a percent of total loans	8.68%	11.40%
Nonperforming assets as a percent of total assets	9.94%	11.28%

4.	Other Real Estate Owned

Other real estate owned (“OREO”) is comprised of real estate properties obtained in partial or total satisfaction of loan obligations. At June 30, 2009, OREO totaled $5.2 million which was comprised of twenty-two residential real estate lots obtained from the loan pools held for an average of five months, thirty-one residential real estate lots held for an average of fourteen months, ten residential properties held for an average of seven months and one commercial property held for an average of four months and recorded at estimated fair value less estimated selling costs. Changes in the value subsequent to transfer are recorded in noninterest expense along with direct operating expenses. Gains or losses not previously recognized resulting from the sale of OREO is recognized in non-interest expense on the date of sale. During the six- months ended June 30, 2009, the Company, recorded $968,000 in proceeds from the sale of three residential properties which resulted in a $172,000 loss. The Company also recorded $80,000 in expenses to refurbish or maintain the properties held.

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

Loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and convertible preferred stock are not considered dilutive securities for the three- and six-month periods ended June 30, 2009 and 2008 due to the net losses incurred by the Company.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2009, of the regulatory capital requirements:

	Actual	Well Capitalized	Adequately Capitalized
Total capital to risk-weighted assets	8.63%	10.00%	8.00%
Tier 1 capital to risk-weighted assets	7.32%	6.00%	4.00%
Tier 1 capital to total assets - leverage ratio	5.21%	5.00%	4.00%

7.	Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The directors advisory stock option plan is being expensed over the vesting period based on the fair value of the option on the date the options become fully vested. The Company recognizes stock-based compensation expense in salaries and employee benefits in the accompanying consolidated statements of operations on an accelerated basis over the vesting period.

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

The plans were amended in 2007 to increase the size of the three Company plans so that the number of shares of common stock reserved for issuance under all three Company plans is a collective amount equal to 15% of the common stock outstanding, up to a maximum of 1,500,000 shares. At June 30, 2009, an aggregate of 10,430 options remain available for grant in all three plans.

A summary of the plans is as follows (in thousands, except for share and per share information):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
The Employees’ Plan:
Options outstanding at December 31, 2008	219,750	$6.01
Options granted	30,000	4.11
Options forfeited	(46,750)	8.70

Options outstanding at June 30, 2009	203,000	$5.11	8.80	$51

Options exercisable at June 30, 2009	59,700	$6.19	7.77	$10

The Directors’ Plan:
Options outstanding at December 31, 2008	90,000	7.12
Options granted	26,250	4.18
Options forfeited	(11,250)	6.00

Options outstanding at June 30, 2009	105,000	$6.50	7.70	$—

Options exercisable at June 30, 2009	47,250	$7.01	5.68	$—

The Advisory Directors’ Plan:
Options outstanding at December 31, 2008	20,814	8.57
Options granted	10,000	4.16
Options forfeited	(4,500)	7.66

Options outstanding at June 30, 2009	26,314	$7.05	3.53	$1

Options exercisable at June 30, 2009	12,928	$7.77	1.54	$—

There were no options exercised during the six-months ended June 30, 2009. At June 30, 2009, there was $378,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of five years. The total fair value of shares vested and recognized as compensation expense was $55,000 for the six-month period ended June 30, 2009, and a $19,000 income tax benefit was recognized.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.	Share-Based Compensation, Continued

The fair value of each option granted for the three- and six-months ended June 30, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted-average risk-free interest rate	4.25%	4.53%	4.18%	3.93%
Weighted-average dividend yield	—%	—%	—%	—%
Weighted-average expected stock volatility	10.12%	6.42%	10.12%	6.42%
Expected life (in years)	6.16	6.5	6.16	6.5
Per share weighted-average grant-date fair value of options issued during the period	$1.06	1.53	1.11	1.53

As part of its adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123(R). Expected volatility is based on a peer group of the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.	Fair Value Measurements

Our listing of assets subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of June 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$9,286	—	9,286	—

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Net Carrying Value at June 30, 2009					Losses Recorded in Earnings During 2009
	Total	Level 1	Level 2	Level 3	Total Losses

Impaired loans (1)	$8,323	—	—	8,323	2,034	1,774
Other real estate owned	$5,224	—	—	5,224	—	—

(1)	In addition, loans with a carrying value of $1.5 million were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At June 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,784	18,784	9,211	9,211

Security available for sale	$9,216	9,286	—	—

Securities held to maturity	$—	—	8,147	8,256

Loans held for sale	$1,388	1,407	—	—

Loans, net	$103,459	104,588	106,554	107,777

Accrued interest receivable	$407	407	413	413

Federal Reserve Bank stock	$435	435	452	452

Federal Home Loan Bank Stock	$239	239	262	262

Financial liabilities:
Deposits	$131,539	131,933	116,100	116,794

Repurchase agreements	$496	496	931	931

Off-balance sheet financial instruments	$—	—	—	—

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9.	Preferred Stock

On February 28, 2009, Marco Community Bancorp, Inc. (the “Company”) completed an offering of its Series C Preferred Stock (“Preferred Stock”) and warrants to purchase 290,000 shares of common stock (“Warrants”) by issuing 202 shares of the Preferred Stock and Warrants (the “Units”). These warrants have an exercise price of $3.75, $4.50 and $5.25 on or before December 31, 2009, 2010 and 2011, respectively. The offering raised $1,515,000 in gross proceeds, at an offering price of $7,500 per Unit. Directors of the Company and/or its subsidiaries purchased in excess of 53% of the shares sold.

In 2007, the Company issued ninety-six shares of Series B Preferred Stock (“Preferred Stock”). The shares have no voting rights, but have a liquidation preference value of $51,000 per share. Cash dividends are payable in arrears within the first ten days of each March and September. The dividends are not cumulative, are payable semiannually at an annual rate of $2,900 per share and are prorated for any partial period. At the Company’s discretion, on any dividend payment date occurring at least two years after issuance, each share of Preferred Stock is mandatorily convertible into 6,000 shares of common stock; provided, however, that the Company may also convert the Preferred Stock upon any change in control.

10.	Deferred Tax Asset

The Company has recorded a deferred tax asset to recognize the future income tax benefit of operating losses incurred for tax years 2009, 2008 and 2007. Management believes that the tax benefits on the net operating loss carry forwards will be utilized when the Company returns to profitability. The net operating losses can be carried forward for up to 20 years and do not begin to expire until 2027. Management believes that based on its realistic forecast and five year budget, the Company will return to profitability beginning in 2010.

Management considered the cumulative losses in 2009, 2008 and 2007 when determining whether or not to place a valuation allowance on the deferred tax asset. The economic conditions and the Company’s level of non-performing assets were taken into consideration as well.

However, management believed that the negative evidence was outweighed by certain positive evidence. The Company has a prior history of earnings outside of the recent losses and believes that changes have been made to allow the Company to return to an earnings position: payroll has been reduced; operating costs have been reduced for a substantial savings; and loan pools that were the direct cause of a substantial amount of the cumulative losses experienced over the last three years have been isolated and for the most part have been written off. Based on the above analysis, Management believes it is more likely than not that the Company would realize the deferred tax asset through future operating income.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2009, and for the three- and six- month periods ended June 30, 2009 and 2008 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of June 30, 2009, the related interim condensed consolidated statements of operations for the three- and six- month periods ended June 30, 2009 and 2008 and the related interim condensed consolidated statements of cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2009 and 2008. These interim condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
August 11, 2009

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Comparison of June 30, 2009 and December 31, 2008

General

Marco Community Bancorp, Inc. (the “Holding Company”), which was incorporated on January 28, 2003, owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) and Commercial Lending Capital Corp. (“CLCC”) (collectively the “Company”). The Holding Company’s only business is the ownership and operation of the Bank and CLCC. The Bank is a Florida state-chartered commercial bank and its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation. CLCC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints. Effective December 31, 2008, CLCC’s operations were suspended due to economic conditions.

The Company is exposed to the weakened real estate conditions in the Florida markets of Naples and Fort Myers. The Company believes the challenging market conditions are primarily attributable to a regional softening in demand for real estate assets as well as an oversupply of residential and commercial properties, particularly within the Company’s local markets. However, existing home sales by area Realtors have increased substantially during the second quarter, and this decrement in existing real estate inventories, if sustained, may drive improvement in the regional economy during the coming year.

A July 2009 report by the Regional Economic Research Institute of Florida Gulf Coast University (http://www.fgcu.edu/cob/reri/indicators/indicators200907.pdf) noted that unemployment rates for the region have continued to rise with Lee County’s unemployment rate reaching 13.0 percent and Collier County reaching 11.4% in June 2009, and it is expected that unemployment levels are expected to remain relatively high through 2010.

There are some positive indications for the regional economy in that existing home sales are continuing at higher levels reflecting more affordable price levels, and sales have increased substantially during the second quarter. This decrement in existing real estate inventories, if sustained, may drive improvement in the regional economy during the coming year. Single-family home permits issued have increased over the second quarter, but as noted in the report, remained historically low for the region as a result of the economic recession and a large inventory of lower-priced existing homes which are selling below replacement costs.

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

In addition to deposits, within its geographic market place, the sources of funds available to the Banks for lending and other business purposes include loan repayments, sales of loans and securities, and contributions from the Holding Company. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by competition, general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels and may be used to fund the origination of mortgage loans designated to be sold in the secondary market.

At June 30, 2009, the Company had no outstanding borrowings from any correspondent Bank and there was $7.0 million in other available lines from correspondents.

Management regularly reviews the Bank’s liquidity position and has implemented internal policies that establish guidelines for sources of asset-backed liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Capital

The Federal Reserve Bank and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain (loss) on available for sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. Bank holding companies and banks are also required to maintain capital at a minimum level based on total average assets as defined by a leverage ratio.

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

Unused lines of credit typically result in loans with a market interest rate when funded.

A summary of the Company’s financial instruments with off-balance sheet risk at June 30, 2009, follows (in thousands):

Contract Amount

Unused lines of credit	$10,777
Performance standby letters of credit	200

$10,977

Management believes that the Company has adequate resources to fund all of its commitments.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations, Continued

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June 30, 2008
Average equity as a percentage of average assets	12.83%	14.36%	14.20%

Total equity to total assets at end of period	11.04%	13.61%	13.92%

Return on average assets (1)	(4.04)%	(3.44)%	(3.02)%

Return on average common stockholders equity (1)	(48.42)%	(32.14)%	(27.24)%

Noninterest expense to average assets (1)	3.62%	3.59%	3.58%

(1)	Annualized for the six-months ended June 30, 2009 and 2008.

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$120,964	1,578	5.24%	$116,957	1,833	6.29%
Investment securities	9,025	70	3.11	9,143	115	5.04
Other interest-earning assets (1)	2,642	8	1.21	21,908	125	2.29

Total interest-earning assets	132,631	1,656	5.01	148,008	2,073	5.62

Noninterest-earning assets	15,324			8,778

Total assets	$147,955			$156,786

Interest-bearing liabilities:
Savings	14,728	74	2.02	9,849	45	1.83
Money market and NOW deposits	36,359	112	1.24	32,886	134	1.63
Time deposits	70,668	619	3.52	85,118	945	4.45

Total interest-bearing deposits	121,755	805	2.66	127,853	1,124	3.53

Other borrowings	495	2	1.62	1,081	6	2.23

Total interest-bearing liabilities	122,250	807	2.65	128,934	1,130	3.52

Noninterest-bearing liabilities	7,186			6,308
Stockholders’ equity	18,519			21,544

Total liabilities and stockholders’ equity	$147,955			$156,786

Net interest income		$849			$943

Interest-rate spread (2)			2.36%			2.10%

Net interest-earning assets, net margin (3)	$10,381		2.56%	$19,074		2.56%

Ratio of interest-earning assets to interest-bearing liabilities	1.08			1.15

(1)	Includes interest-earning deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank Stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$118,183	3,163	5.40%	$120,225	3,849	6.42%
Investment securities	8,529	163	3.85	7,826	201	5.15
Other interest-earning assets (1)	3,178	15	0.95	20,503	272	2.66

Total interest-earning assets	129,890	3,341	5.19	148,554	4,322	5.83

Noninterest-earning assets	14,116			9,184

Total assets	$144,006			$157,738

Interest-bearing liabilities:
Savings	10,775	94	1.76	9,998	101	2.03
Money market and NOW deposits	35,037	227	1.31	31,478	279	1.78
Time deposits	72,197	1,300	3.63	86,929	2,011	4.64

Total interest-bearing deposits	118,009	1,621	2.77	128,405	2,391	3.73

Other borrowings	568	4	1.78	953	16	3.37

Total interest-bearing liabilities	118,577	1,625	2.77	129,358	2,407	3.73

Noninterest-bearing liabilities	6,958			5,975
Stockholders’ equity	18,471			22,405

Total liabilities and stockholders’ equity	$144,006			$157,738

Net interest income		$1,716			$1,915

Interest-rate spread (2)			2.42%			2.10%

Net interest-earning assets, net margin (3)	$11,313		2.67%	$19,196		2.59%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.15

(1)	Includes interest-earning deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank Stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended June 30, 2009 and 2008

General. Net losses for the three-months ended June 30, 2009 were $2.7 million or a net loss of $0.88 per basic and diluted common share compared to a net loss of $2.1 million or a net loss of $0.67 per basic and diluted common share for the three-months ended June 30, 2008. The increase in net loss is primarily due to the increase in the provision for loan losses from $2.9 million for the second quarter of 2008 to $4.1 million for the comparable 2009 period.

Interest Income and Expense. Interest income totaled $1.7 million for the three-months ended June 30, 2009 compared to $2.1 million for the three-months ended June 30, 2008. Interest income on loans decreased $255,000 due to lower yields in the portfolio and a lower balance of interest-earning assets.

Interest expense decreased to $807,000 for the three-months ended June 30, 2009 compared to $1.1 million, for the three-months ended June 30, 2008. Interest expense decreased primarily due to a decrease in the weighted average interest rate paid on deposits and a lower balance of interest-bearing liabilities.

Provision for Loan Losses. The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses was $4.1 million for the three-months ended June 30, 2009 compared to $2.9 million for the six-months ended June 30, 2008. The allowance for loan losses is $6.1 million at June 30, 2009.

Real estate loans continue to be the primary source of loan charge-offs. The Company charged-off $3.1 million for the three-month period ended June 30, 2009, compared to $614,000 for the comparable 2008 period.

While management believes that its allowance for loan losses is adequate as of June 30, 2009, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $364,000 during the three-month period ended June 30, 2009 compared to $43,000 for the same period in 2008 primarily due to the gain on sale of residential mortgage loans sold.

Noninterest Expenses. Noninterest expenses decreased to $1.3 million during the three-month period ended June 30, 2009 compared to $1.5 million for the same period in 2008. Noninterest expense decreased primarily due to decreases in other real estate expense and professional fees.

Income Taxes. The Company recorded an income tax benefit of $1.6 million for the three-month period ended June 30, 2009 (an effective rate of 37.6%) compared to an income tax benefit of $1.3 million for the 2008 period (an effective rate of 37.6%).

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Six-Month Periods Ended June 30, 2009 and 2008

General. Net losses for the six-months ended June 30, 2009 were $2.9 million or a net loss of $0.94 per basic and diluted common share compared to a net loss of $2.4 million or a net loss of $0.78 per basic and diluted common share for the six-months ended June 30, 2008.

Interest Income and Expense. Interest income decreased to $3.3 million for the six-months ended June 30, 2009 from $4.3 million for the six-months ended June 30, 2008. Interest income decreased primarily due to lower yields and a lower balance of interest-earning assets.

Interest expense decreased to $1.6 million for the six-months ended June 30, 2009 compared to $2.4 million, for the six-months ended June 30, 2008. Interest expense decreased due to a decrease in the average balance of deposits in 2009 and a decrease in the weighted average interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is determined based upon management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries during the period.

The provision for loan losses was $4.3 million for the six-months ended June 30, 2009, compared to $3.0 million for the six-months ended June 30, 2008. The allowance for loan losses is $6.0 million at June 30, 2009. The primary reason for the increase in both the provision and allowance resulted from a review of the collectability of nonperforming loans in the Bank’s portfolio, and the subsequent decision to write-off as losses certain assets for which there existed a diminished probability of collection. These losses totaled $2.4 million for the quarter, of which approximately $2.1 million had been previously recognized within the provision for loan losses.

Real estate loans continue to be the primary source of loan charge-offs. The Company charged-off $4.4 million for the six-month period ended June 30, 2009, compared to $749,000 for the comparable 2008 period.

While management believes that its allowance for loan losses is adequate as of June 30, 2009, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $493,000 during the six-month period ended June 30, 2009 compared to $90,000 for the same period in 2008 primarily due to the gain on sale of residential mortgage loans sold.

Noninterest Expenses. Noninterest expenses decreased to $2.6 million during the six-month period ended June 30, 2009 compared to $2.8 million for the same period in 2008. Noninterest expense decreased primarily due to a decrease in other real estate expenses and professional fees.

Income Taxes. The Company recorded an income tax benefit of $1.7 million for the six-month period ended June 30, 2009 (an effective rate of 37.6%) compared to an income tax benefit of $1.4 million for the 2008 period (an effective rate of 37.6%).

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 4T. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive Officer and Principal Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b)	Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On Thursday, August 22,2008, Marco Community Bancorp, Inc’s (the “Company”) wholly owned subsidiary, Marco Community Bank (the “Bank”), instituted an action (Marco Community Bank v. Atlantic Capital Associates, Inc., Florida Capital Bank N.A. and Allen C. Ewing & Co., Case No. 08-6362 CA) in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida against each of Atlantic Capital Assoc., Inc. (“ACA”), Florida Capital Bank, N.A. (“FCB”) and Allen C. Ewing & Co. (“Ewing” and collectively with ACA and FCB, the “Defendants”).

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

The Bank has instituted the action alleging violations of the Florida Securities and Investor Protection Act, breach of contract and negligence. The Bank is seeking to recover damages sustained, pre-judgment interest, attorney’s fees and costs in connection with its purchase of more than $19 million of loan pools from the Defendants.

Item 4. Submission of Matters to a Vote of Security Holders

On May 9, 2009, Marco Community Bancorp, Inc. held its Annual Meeting of Shareholders. At this Annual Meeting, the following proposals were considered and acted upon:

PROPOSAL I. To elect eight directors:

	For	Withheld

James B. Kauffman, Jr.	1,945,564	14,580
Robert A. Marks	1,886,315	73,829
Stephen A. McLaughlin	1,946,541	13,603
E. Terry Skone	1,945,564	14,580
Richard E. Storm	1,943,489	16,655
Richard Storm, Jr.	1,945,207	14,937
Timothy L. Truesdell	1,945,564	14,580
Brooks C.B. Wood	1,943,689	16,455

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PROPOSAL II. The amendments to Marco Community Bancorp, Inc.’s three Stock Option and Limited Rights Plans:

For	Against	Abstain
1,516,598	77,430	6,685

PROPOSAL III. The ratification of the appointment of Hacker, Johnson & Smith PA as the independent auditors for the Company for the fiscal year ending December 31, 2009:

For	Against	Abstain
1,929,624	20,725	9,795

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

Since entering into the Written Agreement, the Company has made certain material changes to its operations. These changes include: confining its lending activities to Collier County; increasing the level of detail and analysis contained in its loan underwriting files; restructuring its loan policy and methodology for determining its allowance for loan losses; broadening marketing efforts to utilize more forms of media and to emphasize increased community involvement; cross-training employees to increase their skill sets and better serve the Company’s customers; and increasing lobby hours for the convenience of customers.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 6. Exhibits

(a)	Exhibits

The exhibits denominated with (a) were filed with the Company’s Form SB-2 which was filed with the Securities and Exchange Commission on March 7, 2003, those denominated with (b) were filed with the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on August 14, 2007, those denominated with (c) were filed with the Company’s Form 10-K which was filed with the Securities and Exchange Commission on March 19, 2008, those denominated with (d) were filed with the Company’s Definitive Schedules 14-A which was filed with the Securities and Exchange Commission on March 21, 2007 and March 20, 2008 and those denominated with (e) were file with the Company’s Form 10-K which was filed with the Securities and Exchange Commission on March 31, 2009.

Exhibit No.	Description of Exhibit
(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State

(a) 3.2	Bylaws of Marco Community Bancorp, Inc.

(e) 3.3	Articles of Amendment to the Articles of Incorporation

(e) 3.4	Articles of Amendment to the Articles of Incorporation

(a) 4.1	Specimen Common Stock Certificate

(d) 10.1	Employees’ Stock Option Plan, as amended

(d) 10.2	Directors’ Stock Option Plan, as amended

(d) 10.3	Advisory Directors’ Stock Option Plan, as amended

(c) 10.4	Employee Severance Agreement with Paul Nidasso

(c) 10.5	Employee Severance Agreement with Anthony Iannotta

(c) 10.6	Employee Severance Agreement with David Klein

(b) 10.8	Written Agreement with the Federal Reserve Bank of Atlanta and the Florida Office of Financial Regulation

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date: August 12, 2009	By:	/s/ Richard Storm, Jr.
Richard Storm, Jr., Principal Executive Officer

Date: August 12, 2009	By:	/s/ Thomas J. Mitchusson
Thomas J. Mitchusson, Senior Vice President
and Principal Financial Officer