Form 10-K/A
period 2008-12-31
MARCO COMMUNITY BANCORP INC
filed 2009-08-17
CIK 1221354

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant’s common stock, as of August 10, 2009: 3,222,608 shares of $0.01 par value common stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders held in May 2009 are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (the “Amendment”) amends our annual report for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2009 (the “Original Report”). We are filing this Amendment to address comments received from the SEC’s staff subsequent to filing our Original Report. In response to such comments, we have amended the Original Report to include revised disclosures concerning our allowance for loan and lease losses (“ALLL”), the underwriting and tracking of our loans, and our deferred tax assets.

Specifically, the revised disclosures in the Amendment address how we used and incorporated data from the Federal Reserve Bank of Saint Louis in calculating our ALLL. This data was used in determining loss rate adjustments related to qualitative factors considered by management. The revisions also provide greater detail about our methodology to determine the ALLL and whether changes in the values of collateral have affected components of our ALLL. In addition, we revised the description of our underwriting process concerning loans with terms of less than two years and the description of the types of lending for each of our loan categories. We also clarified that we do not return loans to accrual status unless they have a sustained history of repayment. Another revised disclosure included in the Amendment provides more detail as to the positive and negative evidence we considered in determining our deferred tax assets did not require a valuation allowance.

Most of the revisions described above appear in the “Item 1. Description of the Business” section of the Amendment except for the revision on accrual status of loans which appears in the “Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” section. No other information in the Original Report, other than the filing of the revised disclosures, is amended hereby. Therefore, only Item 1, Item 7 and Item 15 are contained in this Amendment. Except for the foregoing, the Amendment speaks as of the filing date of the Original Report and does not update or discuss any other Company developments after the date of the Original Report.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

		Page
	PART I

Item 1.	Description of Business	1

	PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	28

	Signatures	29

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Term loans are those having an anticipated final maturity of more than one year from the initial funding date. Generally, loans extending more than two years are made pursuant to more robust loan agreements between the borrower and the Bank. These more robust loan agreements typically include loan covenants and requirements of the borrower to provide financial and other information needed to monitor the loan relationship. Amortization schedules on term loans secured by collateral other than real estate typically reflect a complete payout within seven years of the funding date. Loans secured by commercial real estate are generally amortized over 20 years, with five to seven year maturities.

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

Residential Real Estate and Home Equity Loans and Lines of Credit - Our consumer real estate lending includes loans secured by 1-4 family residential properties under revolving and open-end loans and lines of credit as well as closed-end loans secured by first and/or junior liens. Our residential real estate loans generally are repayable in monthly installments based on up to a 15-year or a 30-year amortization schedule. We do not actively engage in conventional 15 to 30-year fixed rate residential mortgage lending. Home equity loans and lines of credit may include monthly amortization of principal and interest, but are typically interest-only until maturity.

Residential real estate typically includes loans to finance the acquisition of single-family residences, vacant lots, or lines of credit on existing residences within our immediate market area of Marco Island. However, most of our loans secured by residential real estate are actually loans for a commercial purpose. Exclusive of home equity lines of credit, approximately 63% of our residential real estate loans fall into this category and the other 37% are loans for the acquisition of residential real estate. To the extent that these loans are for the acquisition of the real estate, these are first lien positions. Regarding home equity lines of credit, these may either be in first or junior lien positions depending upon the existence of any prior encumbrances on the collateral real estate. A typical portfolio mix within the classification of home equity lines of credit is approximately 38% first lien positions and 62% second lien positions, but these percentages will vary depending upon specific loan activity at each reporting date.

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

The Bank has received and welcomed guidance from the appropriate regulatory agencies about the calculation of this provision and has worked with these agencies to ensure that the allowance for lease and loan losses meets appropriate regulatory standards. This has entailed changes in how the Bank has segmented loan categories, resulting in a more appropriate and detailed division of loan categories (that is, using loan categories tracked though our regulatory reporting to the federal agencies) and an improved assignment of risks specific to each category, which includes consideration of changes in historical losses resulting from trends in key qualitative factors discussed below. This re-segmentation and risk re-assessment has been conducted in compliance with Financial Accounting Standards Board pronouncements FAS 114, Accounting by Creditors for Impairment of a Loan, and FAS 5, Accounting for Contingencies.

As expected, the revision of this calculation process delineated the need to adjust our provisions and overall lease and loan loss allowance accordingly. In addition, we have responded to specific guidance provided by the appropriate regulatory agencies and have made specifically directed adjustments in the level of this allowance in order to conform to this guidance.

Specifically, our current methodology for determining our allowance for loan and lease losses includes:

•	Evaluating classified loans for impairment under FAS 114, which may result in a specific reserve to the individual loan, if warranted.

•

In addition to the specific reserves under FAS 114, management evaluates performing loans and loans individually reviewed for impairment but not considered individually impaired, by segmenting these loans by loan classification (or loan pools) to establish reserves under FAS 5. A summary of the FAS 5 methodology follows:

•

We determine our starting point for historical loss rate for each group of loans with similar risk characteristics based on our loss experience for that group. Historical net charge-off rates are generally used for the past two years but are weighted such that the previous five quarters account for 82% of the historical charge-off rate used for the loan classifications. We currently use fifteen loan pools, which generally follow the classifications used in our reporting to the federal regulators.

•	We consider qualitative or environmental factors likely to cause estimated credit losses to differ from historical loss experience. The most significant of the qualitative factors we consider include:

•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments.

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

•	Changes in the value of underlying collateral for collateral-dependent loans.

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

•

We currently use Federal Reserve data to quantify the overall effect of qualitative factors on a loan group as an adjustment that increases or decreases group’s historical loss rate. We believe the Federal Reserve data provides a directional adjustment consistent with trends in our market, which is validated through our internal and external examinations of our loan policies and procedures and risk management. As our methodology is refined over time, our adjustment(s) for qualitative factors will be derived from our history and/or internal sources.

While we have modified our allowance methodology and will continue to improve the process, changes in the allowance over the past few years has resulted more from changes in the economy, declining real estate collateral values, and losses from certain loan products – more so than from changing our methodology. The use of the single factor from the Federal Reserve data was used for all segments of loans because a substantial portion of our (and our peers’) loan portfolio is secured by real estate and was affected by the severe decline in real estate values, particularly in our market in Southwest Florida.

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

(This space intentionally left blank.)

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

The securities have been classified according to management’s intent. Following are summaries of the securities (in thousands):

	Amortized Cost	Fair Value
Securities Held to Maturity:
At December 31, 2008:
U.S. Government and Federal Agencies	$1,000	$1,011
Mortgage-backed securities of U.S government agencies	7,147	7,245

	$8,147	$8,256

Securities Available for Sale:
At December 31, 2007-
U.S. Government and Federal Agencies	$1,000	1,009

Securities Held to Maturity:
At December 31, 2007:
U.S. Government and Federal Agencies	2,330	2,353
Mortgage-backed securities of U.S government agencies	3,231	3,253

	$5,561	5,606

The following table indicates the respective maturity and weighted-average yield of the securities held at December 31, 2008 (dollars in thousands):

	After One Year to Five Years		After Five Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
Securities held to maturity:

U.S. Government agency	$1,000	4.29%	—	—	$1,000	4.29%

Mortgage-backed and related instruments	—	—	7,147	3.55%	7,147	3.55%

Total	$1,000	5.37%	$7,147	3.64%	$8,147	3.64%

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

The following table sets forth the composition of the loan portfolio:

At December 31, 2008 ($ in thousands)	Amount	% of Total

Commercial real estate	$31,404	27.9%
Commercial	33,714	29.9
Residential real estate	21,271	18.9
Consumer	1,099.9
Home equity loans and lines of credit	25,200	22.4

Total loans	112,688	100.0%

Add (subtract):
Deferred loan costs, net	20
Allowance for loan losses	(6,154)

Loans, net	$106,554

At December 31, 2007 ($ in thousands)	Amount	% of Total

Commercial real estate	$31,925	25.8%
Commercial	40,778	33.0
Residential real estate	24,503	19.8
Consumer	1,107	0.9
Home equity loans and lines of credit	25,274	20.5

Total loans	$123,587	100.0%

Add (subtract):
Deferred loan costs, net	83
Allowance for loan losses	(3,794)

Loans, net	$119,876

The following table sets forth the maturities of loans outstanding as of December 31, 2008 (in thousands):

	Due in 1 Year or Less	Due After 1 Year but Before 5 Years	Due After 5 Years but Before 10 Years	Due Over 10 Years	Total
Commercial real estate	$7,383	$20,230	$1,759	$2,032	$31,404
Commercial	9,136	16,857	7,721	—	33,714
Residential real estate	—	12,175	3,095	6,001	21,271
Consumer	49	670	380	—	1,099
Home equity loans and lines of credit	280	1,277	23,643	—	25,200

Total	$16,848	$51,209	$36,598	$8,033	$112,688

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

	Fixed	Adjustable	Total
Commercial real estate	$18,834	$5,187	$24,021
Commercial	—	24,578	24,578
Residential real estate	2,141	19,130	21,271
Consumer	—	1,050	1,050
Home equity loans and lines of credit	—	24,920	24,920

Total	$20,975	$74,865	$95,840

Non-performing Loans

Non-performing loans include non-accrual loans. Non-accrual loans represent loans on which interest accruals have been discontinued. It is our policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed in non-accrual status, all unpaid interest is reversed. Payments on non-accrual loans are generally applied to either principal or interest or both, depending on management’s evaluation of collectibility. Non-accrual loans may not be restored to accrual status unless they have a sustained history of repayment, in addition to the payment of all delinquent principal and interest.

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

The following is a summary of non-performing loans (dollars in thousands):

At December 31,	2008	2007
Non-accrual loans	$10,236	$12,200
Restructured loans	—	—

Total	$10,236	$12,200

Non-performing loans as a percentage of total loans	9.08%	9.87%

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

Unused lines of credit, unfunded construction loans and commitments to extend credit typically result in loans with a market interest rate.

The following table is a summary of the amounts of the financial instruments, with off-balance sheet risk, at December 31, 2008:

Off-Balance Sheet Arrangements:	Contract Amount (in thousands)

Commitments to extend credit	$—
Unfunded construction loans	1,266
Unused lines of credit	15,536
Standby letters of credit	200

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

Deferred Tax Asset

The Company has recorded a deferred tax asset to recognize the future income tax benefit of operating losses incurred for tax years 2008 and 2007. Management believes that the tax benefits on the net operating loss carry forwards will be utilized when the Company returns to profitability. The net operating losses can be carried forward for up to 20 years and do not begin to expire until 2027. Management believes that based on its realistic forecast and five year budget, the Company will return to profitability beginning in 2010 and will utilize most of the deferred tax asset by the year 2013.

Management considered the cumulative losses in 2008 and 2007 and the anticipated net operating loss for 2009 when determining whether or not to perform a valuation allowance on the deferred tax asset. The economic conditions and the Company’s level of non-performing assets were taken into consideration as well.

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

(This space intentionally left blank.)

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2008 that are estimated to mature or are scheduled to reprice within the period shown ($ in thousands):

	Three Months	More Than Three Months to One Year	More Than One Year To Five Years	More Than Five Years to Fifteen Years	Over Fifteen Years	Total
Loans (1):
Variable rate	$8,557	3,493	9,696	—	—	21,746
Fixed rate	47,831	34,196	8,791	124	—	90,942

Total loans	56,388	37,689	18,487	124	—	112,688
Federal funds sold	7,237	—	—	—		7,237
Investment securities	—	1,000	7,147	—	—	8,147
Interest Bearing due from Banks	387				—	387
Federal Reserve and FHLB stock	—	—	—	714	—	714

Total rate-sensitive assets	64,012	38,689	25,634	838	—	129,173

Deposit accounts:
Savings, NOW and money market deposits (2)	34,776	—	—	—	—	34,776
Time deposits (2)	15,411	52,241	9,319	—	—	76,971

Repurchase Agreements	931	—	—	—	—	931

Total rate-sensitive liabilities	51,118	52,241	9,319	—	—	112,678

GAP repricing differences	$12,894	(13,552)	16,315	838	—	16,495

Cumulative GAP	$12,894	(658)	(15,657)	16,495	16.495	16,495

Cumulative GAP/total assets	9.4%	(0.5)%	(11.4)%	12.1%	12.1%	12.4%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the loan portfolio at December 31, 2008 (in thousands):

Years Ending December 31,	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Home Equity and Lines of Credit	Total
2009	$12,103	$9,136	$9,341	$3	$—	$30,583
2010 - 2013	17,149	21,143	5,726	610	1,496	46,124
2014 and beyond	2,152	3,435	6,204	486	23,704	35,981

Total	$31,404	$33,714	$21,271	$1,099	$25,200	$112,688

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

We have emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

At December 31,	2008		2007
	Amount	% of Deposits	Amount	% of Deposits
Non-interest-bearing deposits	$4,353	3.8%	$4,068	3.3%
Savings	6,398	5.5	10,501	8.5
NOW and money market deposits	28,378	24.4	27,841	22.5

Subtotal	39,129	33.7	42,410	34.3

Certificates of deposits:
0.00% - 2.99%	8,391	7.2	3.0
3.00% - 3.99%	41,678	35.9	3,892	3.2
4.00% - 4.99%	22,600	19.5	28,279	22.8
5.00% - 5.99%	4,302	3.7	49,088	39.7
6.00% - 6.49%	—	—	41.0

Total certificates of deposit	76,971	66.3	81,303	65.7

Total deposits	$116,100	100.0%	$123,713	100.0%

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

Average Deposit Balance and Rates

The following table sets forth the average balance and weighted average rates for the period indicated (dollars in thousands).

At December 31,	2008			2007
	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposit
Noninterest bearing demand deposits	$5,995	—%	5.0%	$4,212	—%	3.0%
NOW accounts	11,070	1.64	9.3	13,909	1.50	10.2
Money market accounts	13,327	2.78	11.1	11,839	4.09	8.7
Regular savings	8,678	1.98	7.3	13,904	2.45	10.2
Time deposits	80,429	4.37	67.3	92,983	5.10	67.9

Total average deposits	$119,499	3.55%	100.0%	$136,847	4.22%	100.0%

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

At December 31, 2008
Due in three months or less	$6,504
Due in more than three to twelve months	20,717
Due in more than one year to three years	3,301
Due in more than three years	346

Total	$30,868

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

The table on the following page sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread; (v) net interest margin (in thousands).

		2008			2007
For the Year Ended December 31,	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
Interest-earning assets:
Loans	$116,016	7,125	6.14%	$131,524	9,843	7.48%
Investment Securities	8,706	436	5.01	5,688	300	5.27
Other interest-earning assets (1)	14,758	357	2.41	21,054	1,073	5.10

Total interest-earning assets	139,480	7,918	5.68	158,266	11,216	7.09

Noninterest-earning assets	7,977			6,988

Total assets	$147,457			$165,254

Interest-bearing liabilities:
Savings	8,678	172	1.98	13,904	340	2.45
Money market and NOW deposits	30,392	552	1.82	29,960	693	2.31
Time deposits	80,429	3,516	4.37	92,983	4,744	5.10

Total interest-bearing deposits	119,499	4,240	3.55	136,847	5,777	4.22

Repurchase agreements	1,212	36	2.97	298	12	4.03

Total interest-bearing liabilities	120,711	4,276	3.54	137,145	5,789	4.22

Noninterest-bearing liabilities	5,576			5,749
Stockholders’ equity	21,170			22,360

Total liabilities and stockholders’ equity	$147,457			$165,254

Net interest/dividend income		$3,642			$5,427

Interest-rate spread (2)			2.14%			2.87%

Net interest margin (3)			2.61%			3.43%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.17			1.15

(1)	Includes interest-bearing deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income dividend by average interest-earning assets.

Rate/Volume Analysis

The table on the following page sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in rate (change in rate multiplied by prior volume); (2) changes in volume (change in volume multiplied by prior rate); and (3) changes in rate-volume (change in rate multiplied by change in volume).

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

The components of non-interest expense for the periods indicated are set forth below (in thousands):

	2008	2007
Salaries and benefits	$2,758	$3,007
Occupancy and equipment	671	648
Data processing	270	251
Advertising	129	192
Professional fees	637	474
Director Fees	—	15
Other Real Estate owned	556	872
General operating expenses	936	994

Total non-interest expense	$5,957	$6,453

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

(This space intentionally left blank.)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents were filed with the Company’s Form 10-K filed on March 30, 2009

•	Consolidated Financial Statements of Marco Community Bancorp, Inc. (including all required schedules):

1.	Independent Auditor’s Report;

2.	Consolidated Balance Sheets at December 31, 2008 and 2007;

3.	Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income (Loss), and Statements of Cash Flows for years ended December 31, 2008 and 2007.

4.	Notes to Consolidated Financial Statements

•	Exhibits

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

Marco Community Bancorp, Inc.

Dated: August 11, 2009	By:	/s/ Richard Storm, Jr.
Richard Storm, Jr.
Chief Executive Officer

Dated: August 11, 2009	By:	/s/ Thomas J. Mitchusson
Thomas Mitchusson
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment Number 1 to Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signatures	Dates

James B. Kauffman, Jr., Director	Date

/s/ Richard E. Storm	August 11, 2009
Richard E. Storm, Director	Date

/s/ Robert A. Marks	August 11, 2009
Robert A. Marks, Director	Date

/s/ Stephen A. McLaughlin	August 11, 2009
Stephen A. McLaughlin, Director & CEO	Date

/s/ E. Terry Skone	August 11, 2009
E. Terry Skone, Director	Date

/s/ Richard Storm, Jr.	August 11, 2009
Richard Storm, Jr. Chairman	Date

Timothy L. Truesdell, Director	Date

Brooks C.B. Wood, Director	Date