Form 10-Q
period 2009-09-30
MARCO COMMUNITY BANCORP INC
filed 2009-11-13
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 000-50557

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	3,328,608 shares
(class)	Outstanding at October 31, 2009

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$3,305	1,587
Federal funds sold	—	7,237
Interest-bearing deposits	7,431	387

Total cash and cash equivalents	10,736	9,211

Securities available for sale	13,925	—
Securities held to maturity (fair value of $8,256 at December 31, 2008)	—	8,147
Loans held for sale	1,548	—
Loans, net of allowance for loan losses of $1,877 in 2009 and $6,154 in 2008	99,915	106,554
Other real estate owned	3,958	3,202
Premises and equipment, net	3,241	3,357
Federal Reserve Bank stock, at cost	368	452
Federal Home Loan Bank stock, at cost	238	262
Accrued interest receivable	427	413
Deferred income taxes	7,551	5,005
Other assets	212	146

Total assets	$142,119	136,749

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	4,944	4,353
Savings, NOW and money-market deposits	68,162	34,776
Time deposits	51,360	76,971

Total deposits	124,466	116,100

Repurchase agreements	117	931
Official checks	1,667	332
Dividends payable	—	120
Accrued interest payable and other liabilities	584	651

Total liabilities	126,834	118,134

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, 296 shares outstanding	—	—
Preferred stock, series B, $51,000 liquidation value; 125 shares authorized, 96 shares outstanding	4,896	4,896
Preferred stock, series C, $7,500 liquidation value, 750 shares authorized, 200 and 145 shares outstanding, net of discount of $398 and $354	1,102	734
Common stock, $.01 par value; 9,000,000 shares authorized, 3,328,608 and 3,222,608 shares issued and outstanding in 2009 and 2008	33	32
Additional paid-in capital	21,546	21,024
Accumulated deficit	(12,381)	(8,071)
Accumulated other comprehensive income	89	—

Total stockholders’ equity	15,285	18,615

Total liabilities and stockholders’ equity	$142,119	136,749

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans	$1,415	1,648	4,578	5,497
Securities	90	133	253	334
Other interest-earning assets	8	67	23	339

Total interest income	1,513	1,848	4,854	6,170

Interest expense:
Deposits	710	951	2,331	3,342
Other borrowings	1	7	5	23

Total interest expense	711	958	2,336	3,365

Net interest income	802	890	2,518	2,805

Provision for loan losses	49	150	4,300	3,155

Net interest income (expense) after provision for loan losses	753	740	(1,782)	(350)

Noninterest income:
Service charges on deposit accounts	9	7	26	19
CLCC loan brokerage fees	—	22	—	22
Gain on sale of securities	—	—	82	—
Gain on sale of residential mortgage loans	88	—	376	—
Rental income	2	—	9	—
Other service charges and fees	8	46	107	124

Total noninterest income	107	75	600	165

Noninterest expenses:
Salaries and employee benefits	745	753	1,883	1,998
Occupancy and equipment	124	148	370	461
Advertising	15	23	59	100
Insurance	12	11	30	53
Data processing	60	63	195	194
Regulatory assessments	140	101	494	300
Telephone	19	16	55	53
Professional fees	145	156	317	411
Stationery and supplies	6	11	24	29
Writedown on other real estate owned	1,662	226	1,742	482
Loss on sale of other real estate owned	164	—	336	—
Other	48	101	223	352

Total noninterest expenses	3,140	1,609	5,728	4,433

Loss before income taxes	(2,280)	(794)	(6,910)	(4,618)

Income tax benefit	(858)	(299)	(2,600)	(1,738)

Net loss	(1,422)	(495)	(4,310)	(2,880)

Preferred stock dividends requirements and amortization of preferred stock discount	17	69	78	205

Net loss available to common shareholders	$(1,439)	(564)	(4,388)	(3,085)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited), Continued

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss per common share, basic and diluted	$(0.43)	(0.17)	(1.35)	(0.96)

Weighted-average number of shares outstanding, basic and diluted	3,326	3,223	3,258	3,223

Dividends per common share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2009 and 2008

(In thousands)

	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2007	$4,896	—	32	20,874	(2,993)	9	22,818

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	(2,880)	—	(2,880)

Net change in unrealized gain on security available for sale, net of tax effect (unaudited)	—	—	—	—	—	(8)	(8)

Comprehensive loss (unaudited)							(2,888)

Share-based compensation (unaudited)	—	—	—	44	—	—	44

Dividends declared-preferred (unaudited)	—	—	—	(205)	—	—	(205)

Balance at September 30, 2008 (unaudited)	$4,896	—	32	20,713	(5,873)	1	19,769

Balance at December 31, 2008	$4,896	734	32	21,024	(8,071)	—	18,615

Comprehensive loss:
Net loss (unaudited)	—	—	—	—	(4,310)	—	(4,310)

Net change in unrealized gain on securities available for sale, net of tax effect (unaudited)	—	—	—	—	—	89	89

Comprehensive loss (unaudited)							(4,221)

Exercise of stock warrants (102,000 shares) (unaudited)	—	—	1	381	—	—	382

Dividends declared-preferred (unaudited)	—	—	—	(158)	—	—	(158)

Reversal of dividends declared, but not paid (unaudited)	—	—	—	139	—	—	139

Share-based compensation (unaudited)	—	—	—	101	—	—	101

Issuance of preferred stock (57 shares) (unaudited)	—	324	—	103	—	—	427

Conversion of 2 shares of series C preferred stock to 4,000 shares of common stock (unaudited)	—	(15)	—	15	—	—	—

Amortization of preferred stock discount (unaudited)	—	59	—	(59)	—	—	—

Balance at September 30, 2009 (unaudited)	$4,896	1,102	33	21,546	(12,381)	89	15,285

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,310)	(2,880)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	149	207
Share-based compensation	101	44
Provision for loan losses	4,300	3,155
Deferred income tax benefit	(2,600)	(1,734)
Origination of loans held for sale	(20,106)	—
Proceeds from loans held for sale	18,981	—
Gain on loans held for sale	(423)	—
Amortization of loan fees and costs, net	(59)	30
Net premium amortization	37	—
Gain on sale of securities available for sale	(82)	—
(Increase) decrease in accrued interest receivable	(14)	79
(Increase) decrease in other assets	(66)	2,170
Write down of other real estate owned	1,742	30
Loss on sale of other real estate owned	336	257
Increase (decrease) in official checks, accrued interest payable and other liabilities	1,268	(757)

Net cash (used in) provided by operating activities	(746)	601

Cash flows from investing activities:
Purchase of securities available for sale	(13,239)	(6,007)
Proceeds from calls and maturities of securities available for sale	1,050	957
Proceeds from sale of securities available for sale	4,283	2,330
Principal payment of securities available for sale	2,316	—
Redemption of Federal Home Loan Bank Stock	24	31
Purchase of Federal Reserve Bank Stock	(25)	(59)
Redemption of Federal Reserve Bank stock	109	62
Net (increase) decrease in loans	(3,042)	12,171
Proceeds from sale of other real estate owned	2,606	1,186
Purchase of premises and equipment	(33)	(248)

Net cash (used in) provided by investing activities	(5,951)	10,423

Cash flows from financing activities:
Net increase (decrease) in deposits	8,366	(11,754)
Net (decrease) increase in repurchase agreements	(814)	97
Net proceeds from issuance of preferred stock	427	—
Net proceeds from exercise of warrants	382	—
Preferred dividends paid	(139)	(217)

Net cash provided by (used in) financing activities	8,222	(11,874)

Net increase (decrease) in cash and cash equivalents	1,525	(850)

Cash and cash equivalents at beginning of period	9,211	11,174

Cash and cash equivalents at end of period	$10,736	10,324

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,434	3,489

Income taxes	$—	(2,116)

Noncash transactions:
Preferred dividends payable at beginning of period	$120	35

Preferred dividends payable at end of period	$—	23

Amortization of preferred stock discounts	$59	—

Transfer of loans to other real estate owned	$5,440	1,432

Net change in unrealized gain on security available for sale, net of tax effect	$89	(8)

Transfer of securities held to maturity to available for sale	$8,147	—

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2009, the results of operations for the three- and nine-month periods ended September 30, 2009 and 2008 and cash flows for the nine month periods ended September 30, 2009 and 2008. The results of operations for the three- and nine- month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

Management has evaluated events occurring subsequent to the balance sheet date through November 13, 2009 (the financial statement issuance date), determining no events require additional disclosure in these consolidated condensed financial statements.

2. Loan Impairment and Loan Losses

Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Balance at end of period	$7,989	10,925	7,989	10,925
Total related allowance for losses	—	3,821	—	3,821

Net investment in impaired loans	$7,989	7,104	7,989	7,104

Average investment in impaired loans	$7,975	11,118	8,263	10,655

Interest income recognized on impaired loans	$—	—	—	102

Interest income received on impaired loans	$—	—	—	—

At September 30, 2009, the Company had $9.2 million in nonaccrual loans and no loans which were over ninety days past due and still accruing interest. At September 30, 2008, the Company had $12.9 million in nonaccrual loans and no loans which were ninety days past due but still accruing interest.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses, Continued

The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Beginning balance	$6,104	6,050	6,154	3,794
Recoveries	261	—	333	—
Charge-offs	(4,537)	(531)	(8,910)	(1,280)
Provision for loan losses	49	150	4,300	3,155

Ending balance	$1,877	5,669	1,877	5,669

At September 30, 2009 the Company has one loan pool with an original term of one year. At September 30, 2009, $16,000 was outstanding compared to $2.0 million at December 31, 2008. For the nine-months ended September 30, 2009, the Company charged-off $1.5 million of these loan pool, recognized $198,000 in proceeds from sale and recorded an additional $261,000 in loss on sale.

3. Nonperforming Assets

Nonperforming assets include nonaccrual loans and other real estate owned. Nonaccrual loans represent loans of which interest accruals have been discontinued.

The Company discontinues interest accruals when principal or interest is due and has remained unpaid for ninety days. When a loan is placed on nonaccrual status, all unpaid interest is reversed. Nonaccrual loans may not be restored to accrual status unless they have a sustained history of repayments in addition to the repayment of all delinquent principal and interest. At September 30, 2009 and 2008, the Company had no loans which were over ninety days past due and still accruing interest.

Nonperforming loans are closely monitored on an ongoing basis as part of the Company’s loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

Following is a summary of nonperforming assets (in thousands):

	September 30,
	2009	2008

Nonaccrual loans	$9,205	12,881
Other real estate owned	3,958	2,816

Total nonperforming assets	$13,163	15,697

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Nonperforming Assets, Continued

Asset quality ratios:

	September 30,
	2009	2008

Nonperforming loans as a percent of total loans	9.04%	11.43%
Nonperforming assets as a percent of total assets	9.31%	11.48%

4. Other Real Estate Owned

Other real estate owned (“OREO”) is comprised of real estate properties obtained in partial or total satisfaction of loan obligations. At September 30, 2009, OREO totaled $4.0 million which was comprised of one residential real estate lot obtained from the loan pools held for an average of ten months, thirty-eight residential real estate lots held for an average of eleven months, eleven residential properties held for an average of twelve months and one commercial property held for an average of seven months and recorded at estimated fair value less estimated selling costs. Changes in the value subsequent to transfer are recorded in noninterest expense along with direct operating expenses. Gains or losses not previously recognized resulting from the sale of OREO is recognized in noninterest expense on the date of sale. During the nine-months ended September 30, 2009, the Company, recorded $2.6 million in proceeds from sales which resulted in a $336,000 loss.

At the time of booking OREO, the Bank orders a current appraisal and books OREO at the lower of the carrying value or the fair market value less the cost to sell. OREO is actively marketed by professional real estate individuals in an attempt to sell parcels at their current market value. The Company is exposed to the weakening real estate conditions in the Florida markets including Orlando, Naples, Fort Myers and Tampa. With the general economic downturn, the Company may not be able to sell its OREO property at the current market value and may experience an increase in losses on the sale of OREO.

5. Loss Per Common Share

Loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and convertible preferred stock are not considered dilutive securities for the three- and nine-month periods ended September 30, 2009 and 2008 due to the net losses incurred by the Company.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Regulatory Capital

The Bank is required to maintain certain minimum regulatory capital requirements. At September 30, 2009, the Bank was considered less than adequately capitalized. The following is a summary at September 30, 2009, of the regulatory capital requirements:

	Actual	Adequately Capitalized	Well Capitalized

Total capital to risk-weighted assets	6.90%	8.00%	10.00%
Tier 1 capital to risk-weighted assets	5.68%	4.00%	6.00%
Tier 1 capital to total assets - leverage ratio	3.76%	4.00%	5.00%

7. Share-Based Compensation

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

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7. Share-Based Compensation, Continued

The plans were amended in 2007 to increase the size of the three Company plans so that the number of shares of common stock reserved for issuance under all three Company plans is a collective amount equal to 15% of the common stock outstanding, up to a maximum of 1,500,000 shares. At September 30, 2009, an aggregate of 37,618 options remain available for grant in all three plans.

A summary of the plans is as follows (in thousands, except for share and per share information):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
The Employees’ Plan:
Options outstanding at December 31, 2008	219,750	$6.01
Options granted	30,000	4.11
Options forfeited	(46,750)	8.70

Options outstanding at September 30, 2009	203,000	$5.11	8.53	$—

Options exercisable at September 30, 2009	59,700	$6.19	7.52	$—

The Directors’ Plan:
Options outstanding at December 31, 2008	90,000	7.12
Options granted	26,250	4.18
Options forfeited	(37,500)	5.99

Options outstanding at September 30, 2009	78,750	$6.68	7.74	$—

Options exercisable at September 30, 2009	28,500	$7.23	5.52	$—

The Advisory Directors’ Plan:
Options outstanding at December 31, 2008	20,814	8.57
Options granted	10,000	4.16
Options forfeited	(5,438)	8.34

Options outstanding at September 30, 2009	25,376	$6.88	3.29	$—

Options exercisable at September 30, 2009	12,366	$7.63	1.24	$—

There were no options exercised during the nine-months ended September 30, 2009. At September 30, 2009, there was $296,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a period of 4.7 years. The total fair value of shares vested and recognized as compensation expense was $101,000 for the nine-month period ended September 30, 2009, and a $33,500 income tax benefit was recognized.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7. Share-Based Compensation, Continued

There were no options granted during the three-months ended September 30, 2009. The fair value of each option granted for the three- and nine-months ended September 30, 2008 and the nine-months ended September 30, 2009 are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Three Months Ended September 30, 2008	Nine Months Ended September 30,
		2009	2008

Weighted-average risk-free interest rate	3.82%	4.18%	3.91%
Weighted-average dividend yield	—%	—%	—%
Weighted-average expected stock volatility	6.42%	10.12%	6.42%
Expected life in years	6.5 years	6.2 years	6.5 years
Per share weighted-average grant-date fair value of options issued during the period	$1.53	1.11	1.53

The Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued. Expected volatility is based on a peer group of the Company. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

8. Fair Value Measurements

Our listing of assets subject to fair value measurements on a recurring basis are as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of September 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available for sale securities	$13,925	—	13,925	—

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8. Fair Value Measurements, Continued

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

	Net Carrying Value at September 30, 2009				Total Losses	Losses Recorded in Operations During 2009
	Total	Level 1	Level 2	Level 3

Impaired loans (1)	$4,219	—	—	4,219	4,102	3,847
Other real estate owned	$3,958	—	—	3,958	1,242	1,242

(1)	In addition, loans with a carrying value of $3.8 million were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At September 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$10,736	10,736	9,211	9,211

Security available for sale	$13,925	13,925	—	—

Securities held to maturity	$—	—	8,147	8,256

Loans held for sale	$1,548	1,605	—	—

Loans, net	$99,915	102,107	106,554	107,777

Accrued interest receivable	$427	427	413	413

Federal Reserve Bank stock	$368	368	452	452

Federal Home Loan Bank Stock	$238	238	262	262

Financial liabilities:
Deposits	$124,466	124,762	116,100	116,794

Repurchase agreements	$117	117	931	931

Off-balance sheet financial instruments	$—	—	—	—

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

9. Preferred Stock, Continued

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

Management considered the cumulative losses in 2009, 2008 and 2007 when determining whether or not to place a valuation allowance on the deferred tax asset. The economic conditions and the Company’s level of nonperforming assets were taken into consideration as well.

However, management believed that the negative evidence was outweighed by certain positive evidence. The Company has a prior history of earnings outside of the recent losses and believes that changes have been made to allow the Company to return to an earnings position: payroll has been reduced; operating costs have been reduced for a substantial savings; and loan pools that were the direct cause of a substantial amount of the cumulative losses experienced over the last three years have been isolated and for the most part have been written-off. Based on the above analysis, management believes it is more likely than not that the Company would realize the deferred tax asset through future operating income.

11. Written Agreement

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

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2009, and for the three- and nine-month periods ended September 30, 2009 and 2008 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of September 30, 2009, the related interim condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008 and the related interim condensed consolidated statements of cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2009 and 2008. These interim condensed financial statements are the responsibility of the Company’s management.

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
November 13, 2009

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of September 30, 2009 and December 31, 2008

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

The Company’s operating and capital requirements, the losses due to recent increases in nonperforming loans and declining net interest margin are factors management considered when evaluating the Company’s ability to continue as a going concern.

Management is evaluating all potential sources of capital to meet the Company’s capital requirements, including entering into other financing arrangements and/or strategic alliances, and seeking recapitalization opportunities. There can be no assurance, however, that additional financing or recapitalization plans will be available or forthcoming and, if available, can be obtained or undertaken on terms favorable to the Company or its existing shareholders. Further there is no assurance that any acceptable financing alternative or recapitalization plan would be successfully implemented, or receive regulatory approval. However, even if no additional capital is obtained, management expects the Company to be adequately capitalized at September 30, 2010, based on detailed financial projections.

The Company is exposed to the weakened real estate conditions in the Florida markets of Naples and Fort Myers. The Company believes the challenging market conditions are primarily attributable to a regional softening in demand for real estate assets as well as an oversupply of residential and commercial properties, particularly within the Company’s local markets. However, existing home sales by area Realtors have increased substantially during the last two quarters, and this decrement in existing real estate inventories, if sustained, may drive improvement in the regional economy during the coming year.

The September 2009 report by the Regional Economic Research Institute of Florida Gulf Coast University (http://www.fgcu.edu/cob/reri/indicators/indicators200909.pdf) noted that its regional economic indicators continue to show the impact of the slowdown in the local economy in the form of low retail sales, high unemployment rates, low permitting levels, and low inflation rates. Unemployment in the Southwest Florida region reached 13.1 percent in July, up from 13.0 percent in June. Tourism revenues, an important component of the regional economy, were down nearly 10 percent from the prior year throughout the region. Previous reports noted that unemployment rates for the region have continued to rise and it is expected that unemployment levels will remain relatively high through 2010.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

There are some positive indications for the regional economy in that existing home sales are continuing at higher levels reflecting more affordable price levels, and sales have increased substantially during the last two quarters. Single-family home permits issued have increased over that of the same quarter in the previous year, but as noted in the report, remained historically low for the region as a result of the economic recession and a large inventory of lower-priced existing homes which are selling below replacement costs.

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

At September 30, 2009, the Company had no outstanding borrowings from any correspondent Bank and there was $7.0 million in other available lines from correspondents.

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

Unused lines of credit typically result in loans with a market interest rate when funded.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

A summary of the Company’s financial instruments with off-balance sheet risk at September 30, 2009, follows (in thousands):

Contract Amount

Unused lines of credit	$12,474
Performance standby letters of credit	—

$12,474

Management believes that the Company has adequate resources to fund all of its commitments.

Selected Ratios

The following table shows selected ratios for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008	Nine Months Ended September 30, 2008
Average equity as a percentage of average assets	12.36%	14.36%	14.27%

Total equity to total assets at end of period	10.76%	13.61%	14.75%

Return on average assets (1)	(4.00)%	(3.44)%	(2.53)%

Return on average common stockholders equity (1)	(52.26)%	(32.14)%	(23.00)%

Noninterest expense to average assets (1)	5.31%	3.59%	3.89%

(1)	Annualized for the nine-months ended September 30, 2009 and 2008.

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

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest And Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$109,465	1,415	5.13%	$110,609	1,648	5.91%
Investment securities	11,486	90	3.11	10,823	133	4.88
Other interest-earning assets (1)	12,217	8	0.26	11,613	67	2.29

Total interest-earning assets	133,168	1,513	4.51	133,045	1,848	5.51

Noninterest-earning assets	9,685			6,515

Total assets	$142,853			$139,560

Interest-bearing liabilities:
Savings	27,742	127	1.82	7,854	40	2.02
Money market and NOW deposits	38,299	117	1.21	29,251	132	1.79
Time deposits	55,890	466	3.31	76,440	779	4.04

Total interest-bearing deposits	121,931	710	2.31	113,545	951	3.32

Repurchase agreements	147	1	2.70	1,050	7	2.64

Total interest-bearing liabilities	122,078	711	2.31	114,595	958	3.32

Noninterest-bearing liabilities	5,902			4,625
Stockholders’ equity	14,873			20,340

Total liabilities and stockholders’ equity	$142,853			$139,560

Net interest income		$802			$890

Interest-rate spread (2)			2.20%			2.19%

Net interest-earning assets, net margin (3)	$11,090		2.39%	$18,450		2.65%

Ratio of interest-earning assets to interest-bearing liabilities	1.09			1.16

(1)	Includes interest-earning deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest And Dividends	Average Yield/ Cost
	($ in thousands)
Interest-earning assets:
Loans	$115,247	4,578	5.31%	$116,996	5,497	6.26%
Investment securities	9,525	253	3.55	8,832	334	5.04
Other interest-earning assets (1)	7,273	23	0.42	17,518	339	2.58

Total interest-earning assets	132,045	4,854	4.91	143,346	6,170	5.73

Noninterest-earning assets	11,537			8,202

Total assets	$143,582			$151,548

Interest-bearing liabilities:
Savings	16,488	221	1.79	9,278	139	2.00
Money market and NOW deposits	36,137	344	1.27	30,730	412	1.79
Time deposits	66,702	1,766	3.54	83,407	2,791	4.46

Total interest-bearing deposits	119,327	2,331	2.61	123,415	3,342	3.61

Repurchase agreements	426	5	1.57	986	23	3.11

Total interest-bearing liabilities	119,753	2,336	2.61	124,401	3,365	3.60

Noninterest-bearing liabilities	6,605			5,522
Stockholders’ equity	17,224			21,625

Total liabilities and stockholders’ equity	$143,582			$151,548

Net interest income		$2,518			$2,805

Interest-rate spread (2)			2.30%			2.13%

Net interest-earning assets, net margin (3)	$12,292		2.55%	$18,945		2.61%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.15

(1)	Includes interest-earning deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is annualized net interest income divided by average interest-earning assets.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Three-Month Periods Ended September 30, 2009 and 2008

General. Net losses for the three-months ended September 30, 2009 were $1.4 million or a net loss of $0.43 per basic and diluted common share compared to a net loss of $564,000 or a net loss of $0.17 per basic and diluted common share for the three-months ended September 30, 2008. The increase in net loss is primarily due to the writedowns on real estate owned of $1,662,000 and losses on the sale of real estate owned of $164,000.

Interest Income and Expense. Interest income totaled $1.5 million for the three-months ended September 30, 2009 compared to $1.8 million for the three-months ended September 30, 2008. Interest income on loans decreased $233,000 due to lower yields in the portfolio and a lower balance of interest-earning assets.

Interest expense decreased to $711,000 for the three-months ended September 30, 2009 compared to $958,000, for the three-months ended September 30, 2008. Interest expense decreased primarily due to a decrease in the weighted average interest rate paid on deposits, which was somewhat offset by an increase in the balance of interest bearing liabilities.

Provision for Loan Losses. The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses was $49,000 for the three-months ended September 30, 2009 compared to $150,000 for the nine-months ended September 30, 2008. The allowance for loan losses is $1.9 million at September 30, 2009.

Real estate loans continue to be the primary source of loan charge-offs. The Company charged-off $4.5 million during the three-month period ended September 30, 2009, compared to $531,000 during the comparable 2008 period.

While management believes that its allowance for loan losses is adequate as of September 30, 2009, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $107,000 during the three-month period ended September 30, 2009 compared to $75,000 for the same period in 2008 primarily due to an increase in the gain on sale of residential mortgage loans.

Noninterest Expenses. Noninterest expenses increased to $3.1 million during the three-month period ended September 30, 2009 compared to $1.6 million for the same period in 2008. Noninterest expense increased primarily due to an increase in writedowns on other real estate owned, losses on sale of other real estate and regulatory assessments.

Income Taxes. The Company recorded an income tax benefit of $858,000 for the three-month period ended September 30, 2009 (an effective rate of 37.6%) compared to an income tax benefit of $299,000 for the 2008 period (an effective rate of 37.7%).

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Comparison of the Nine-Month Periods Ended September 30, 2009 and 2008

General. Net losses for the nine-months ended September 30, 2009 were $4.3 million or a net loss of $1.35 per basic and diluted common share compared to a net loss of $3.1 million or a net loss of $0.96 per basic and diluted common share for the nine-months ended September 30, 2008.

Interest Income and Expense. Interest income decreased to $4.9 million for the nine-months ended September 30, 2009 from $6.2 million for the nine-months ended September 30, 2008. Interest income decreased primarily due to lower yields and a lower balance of interest-earning assets.

Interest expense decreased to $2.3 million for the nine-months ended September 30, 2009 compared to $3.4 million, for the nine-months ended September 30, 2008. Interest expense decreased due to a decrease in the average balance of deposits in 2009 and a decrease in the weighted average interest rate paid on deposits.

Provision for Loan Losses. The provision for loan losses is determined based upon management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries during the period.

The provision for loan losses was $4.3 million for the nine-months ended September 30, 2009, compared to $3.2 million for the nine-months ended September 30, 2008. The Company wrote down $4.3 million in impaired loans reducing the balance of allowance for loan losses to $1.9 million at September 30, 2009. The primary reason for the increase in provision and the decrease in allowance resulted from a review of the collectability of nonperforming loans in the Bank’s portfolio, and the subsequent decision to write-off as losses certain assets for which there existed a diminished probability of collection.

Real estate loans continue to be the primary source of loan charge-offs. The Company charged-off $8.9 million for the nine-month period ended September 30, 2009, compared to $1.3 million for the comparable 2008 period.

While management believes that its allowance for loan losses is adequate as of September 30, 2009, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $600,000 during the nine-month period ended September 30, 2009 compared to $165,000 for the same period in 2008 primarily due to an increase in the gain on sale of residential mortgage loans.

Noninterest Expenses. Noninterest expenses increased to $5.7 million during the nine-month period ended September 30, 2009 compared to $4.4 million for the same period in 2008. Noninterest expense increased primarily due to an increase in writedowns on other real estate owned, losses on sale of other real estate owned and the increased regulatory assessments which was somewhat offset by a decrease in salaries and employee benefits, professional fees and other real estate owned expense.

Income Taxes. The Company recorded an income tax benefit of $2.6 million for the nine-month period ended September 30, 2009 (an effective rate of 37.6%) compared to an income tax benefit of $1.7 million for the 2008 period (an effective rate of 37.6%).

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 4.	Controls and Procedures

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The court recently ruled that the lawsuit against Florida Capital Bank may not be maintained and entered an order dismissing the case. Marco Community Bank is considering whether to appeal that order. As to the remaining two defendants, the case continues to proceed.

Item 5.	Other Information

None.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 6.	Exhibits

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

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date: November 10, 2009	By:	/S/ RICHARD STORM, JR.
Richard Storm, Jr., Principal Executive Officer

Date: November 10, 2009	By:	/S/ THOMAS J. MITCHUSSON
Thomas J. Mitchusson, Senior Vice President and Principal Financial Officer