Form 10-K
period 2009-12-31
MARCO COMMUNITY BANCORP INC
filed 2010-08-24
CIK 1221354

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the closing price of $3.90, as quoted on the Over-the-Counter-Bulletin-Board, on June 30, 2009, was approximately $7,932,830. For the purposes of this response, directors and officers of the Registrant are considered the affiliates of the Registrant at that date.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the Registrant’s common stock, as of June 30, 2010: 3,328,608 shares of $0.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits as noted in Part IV, Item 15, of the Annual report on Form 10-K are incorporated by reference.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

Marco Community Bancorp, Inc., and our wholly-owned banking subsidiary, Marco Community Bank, may from time to time make written or oral statements, including statements contained in this report that may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation:

•	Losses in our loan portfolio are greater than estimated or expected;

•	Unanticipated deterioration in the financial condition of borrowers may result in significant increases in loan losses and provisions for those losses;

•

If real estate values in our target markets continue to decline, our loan portfolio could become impaired and losses from loan defaults may exceed our allowance for loan and lease losses established for that purpose;

•

Economic conditions affecting real estate values and transactions in Marco Community Bancorp’s market and/or general economic conditions, either nationally or regionally, that are less favorable or take longer to recover than expected;

•	An inability to raise additional capital on terms and conditions that are satisfactory;

•	The impact of current economic conditions and the impact of our results of operations on our ability to borrow additional funds to meet our liquidity needs;

•	Changes in the interest rate environment that expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments and fair values of assets;

•	Deposit attrition, customer loss or revenue loss in the ordinary course of business;

•	Increased competition with other financial institutions may affect our results of operations and liquidity;

•	If our securities portfolio fails to perform, our securities may lose substantial value;

•	Changes in the legislative and regulatory environment may increase the cost of operations or limit our growth;

•	Our common stock is not an insured bank deposit and is subject to market risk;

•

Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on the Over-the-Counter-Bulletin-Board, and our stock price can be volatile;

•	The inability of Marco Community Bancorp to realize elements of its strategic and operating plans for 2010 and beyond;

•	Natural disasters in Marco Community Bancorp’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;

•	Management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;

•	The impact of recent and future federal and state regulatory changes;

•	Current or future litigation, regulatory investigations, proceedings, inquiries, or requirements, including the possible closure of the Subsidiary Bank;

•	Strategies to manage interest rate risk may yield results other than those anticipated;

•	A significant rate of inflation (deflation);

•	Unanticipated litigation or claims;

•	Changes in the securities markets;

•	Acts of terrorism or war; and

•

Details of the Emergency Economic Stabilization Act of 2008; the American Recovery and Reinvestment Act of 2009; the Hiring Incentives to Restore Employment Act; the Worker, Homeownership, and Business Assistance Act of 2009; and other recent tax acts; and various announced and unannounced programs and regulations from Congress, the U.S. Treasury Department, and bank regulators to address capital and liquidity concerns in the banking system, are still being implemented or finalized and may have a significant effect on the financial services industry and Marco Community Bancorp.

Many of such factors are beyond our ability to control or predict. Readers should not place undue reliance on any such forward-looking statements, which speak only as to the date made. Readers are advised that the factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Marco Community Bancorp,” “Holding Company,” “MCBI,” “the Company,” “Marco Community Bank,” or” the Bank” as used herein refer collectively to Marco Community Bancorp, Inc. and our subsidiary Marco Community Bank, which we sometimes refer to as “Marco Community Bank,” “the Bank,” “our bank subsidiary,” or “our bank.” References herein to the fiscal years 2008 and 2009 mean our fiscal years ended December 31, 2008 and 2009, respectively.

General

Marco Community Bancorp, Inc. (“MCBI”) was incorporated under the laws of the State of Florida on January 28, 2003, for the purpose of organizing Marco Community Bank (the “Bank”) (MCBI and the Bank are collectively referred to as the “Company”) and purchasing 100% of the to-be-issued capital stock of the Bank. The Company was formed by a group of Marco Island business leaders, bank executives and community leaders who believed that there was a significant demand for a locally-owned community bank.

Under Federal Reserve Board regulations, MCBI is expected to be a source of financial strength to the Bank. Banking regulations require that the Bank maintain a minimum ratio of capital to assets. In the event that the Bank’s growth is such that this minimum ratio is not maintained, MCBI may borrow funds, subject to the capital adequacy guidelines of the Federal Reserve, and contribute them to the capital of the Bank and otherwise raise capital in a manner that is unavailable to the Bank under existing banking regulations.

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

Regulatory Action

On February 19, 2010, the Bank was closed by the Florida Office of Financial Regulation (“OFR”) and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed as receiver of the Bank. Subsequent to the closure, Mutual of Omaha Bank, Omaha, Nebraska (“Mutual of Omaha”), assumed all of the deposits of the Bank, and purchased essentially all of the Bank’s assets in a transaction facilitated by the FDIC. On February 20, 2010, the one office of the Bank reopened as a branch of Mutual of Omaha.

The Company’s principal asset is the capital stock that it owns in the Bank at February 19, 2010, and, as a result of the closure of the Bank, the Company has minimal remaining tangible assets. The Company did not realize any recovery following the closing of the Bank and sale of its assets by the FDIC, nor is any recovery expected. Since the closing of the Bank, the principal assets of the Company are its office condominium, a participation in a loan receivable, and cash.

The Company is exploring methods of winding down its operations. Any ultimate distribution of assets will occur in accordance with Florida law, the Company’s Articles of Incorporation and the terms of the Company’s outstanding series of Preferred Stock.

The Company’s fiscal year ends December 31. This Form 10-K is also being used as the Bank’s Annual Disclosure Statement under FDIC Regulations. This Form 10-K has not been reviewed or confirmed for accuracy or relevance by the FDIC.

The disclosures contained in this annual report contemplate the Bank and the Company operating with a going concern opinion from its external auditors (see the Report of the Independent Registered Public Accounting Firm and Note 1 of Notes to Consolidated Financial Statements). The amounts and disclosures as of and for the years ended December 31, 2009 and 2008 have not been restated to reflect the closure of the Bank by the FDIC on February 19, 2010. Accordingly, the reader of this Form 10-K should understand that this annual report was prepared to comply with the disclosures typically presented by a publicly-held bank and not be misled by the use of present tense language describing the operations of the Bank.

Market Area and Competition

Marco Island is the primary residential and commercial center located in the southeast part of Collier County, Florida. Collier County maintains a steady tourist, industrial and agricultural base, which has been expanding in recent years. The largest employers in the County include: Collier County School Board; Naples Community Hospital, Inc.; Publix Supermarket, Inc.; Collier County Board of County Commissioners; Wal-Mart; Marriott Corporation; Winn-Dixie Stores, Inc.; Ritz Carlton Hotel; and Naples Grande Resort. Agricultural activities in the county center around the cattle, produce and saltwater fishing industries. Numerous resorts, hotels and other tourist facilities are located in Marco Island, as well as a number of winter residences mixed with a large number of permanent residences.

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

Over the past 24 to 36 months, economic conditions have deteriorated in our primary market area. We believe the challenging market conditions found in our market area are primarily attributable to a regional softening in demand for real estate assets, as well as an oversupply of residential and commercial properties, particularly in the Collier County Florida market. Residential inventories have increased, as has commercial space already in construction and now nearing completion. The decline in residential real estate prices and falling commercial lease rates, uncertainty as to the direction of interest rates, lack of availability of financing and an inability to sell currently owned properties all add to an air of economic uncertainty in the Southwest Florida region. In addition, global economic issues may also affect our market area. These economic factors have also contributed to the number and severity of problem assets within the Bank’s own portfolio as total classified loans as of December 31, 2009 totaled $19.9 million or 16.8% of total assets, compared to $17.4 million or 12.7% at December 31, 2008. The Bank has brought its reserves in line with its expected exposure to these problem assets.

Loan Portfolio

General - We consider the maintenance of a well-underwritten and diversified loan portfolio a prudent and profitable method of employing funds raised through deposits. The Bank’s objective is to maintain a high quality, diversified credit portfolio consisting of commercial, consumer and mortgage loans.

The Bank’s loan policy provides the Bank’s lenders with the discretion necessary to accomplish our lending objectives, while assuring compliance with banking regulations. The Bank Board’s Loan Committee is responsible for overseeing the soundness of the Bank’s credit policy, adherence to lending policies and compliance with applicable laws, rules and regulations. To fulfill these responsibilities, the Loan Committee reviews the adequacy of the Bank’s credit policy on at least a quarterly basis, reviews all large loans and monitors the performance of the loan portfolio on an ongoing basis. At December 31, 2009, net loans and loans held for sale comprised 83.2% of our total assets.

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

The following types of credit are also considered by the Bank, subject to adequate available resources to monitor and service such credit:

•	real estate development loans secured by a first lien on the property where the Bank is also providing construction and/or permanent financing;

•	term loans secured by machinery and equipment (terms of such loans will be consistent with the purpose, cash flow capacity and economic life of collateral); and

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

Correspondent Lending - The Company sold fixed and adjustable rate residential mortgage loans during 2009. In these sales, the investors have no recourse to the Company’s other assets for failure of debtors to pay when due. For the year ended December 31, 2009, the Company recognized $574,000 on residential mortgage loan sales.

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

Loan Loss Allowance

As of December 31, 2009, approximately 25.4% of outstanding loans are in the commercial real estate loan category compared to 27.9% at December 31, 2008. At December 31, 2009, commercial loans represented 25.7% of our loan portfolio, compared to 29.9% at December 31, 2008. Commercial loans are generally considered by management as having greater risk than other categories of loans in our loan portfolio. We believe that the real estate collateral securing our commercial real estate loans reduces the risk of loss inherently present in commercial loans.

At December 31, 2009, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss allowance.

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

The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management’s judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect a borrower’s ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic conditions within the local market.

As with other banks that have regional exposure to the real estate markets, the Bank has not been immune to the general downturn in the real estate markets and its generalized effects upon the regional economy. Subsequently, as the downturn has progressed, this has placed a strain upon asset quality.

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

•

In addition to the specific reserves under FAS 114, management evaluates performing loans and loans individually reviewed for impairment but not considered individually impaired, by segmenting these loans by loan classification (or loan pools) to establish reserves under FAS 5. A summary of the FAS 5 methodology follows:

•

We determine our starting point for historical loss rate for each group of loans with similar risk characteristics based on our loss experience for that group. Historical net charge-off rates are generally used for the past two years but are weighted such that the previous five quarters account for over 80% of the historical charge-off rate used for the loan classifications. In 2009 and 2008, we were using fifteen loan pools, which generally follow the classifications used in our reporting to the federal regulators.

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

While we have modified our allowance methodology and will continue to improve the process, changes in the allowance over the past few years have resulted more from changes in the economy, declining real estate collateral values, and losses from certain loan products – more so than from changing our methodology. The use of the single factor from the Federal Reserve data was used for all segments of loans because a substantial portion of our (and our peers’) loan portfolio is secured by real estate and was affected by the severe decline in real estate values, particularly in our market in Southwest Florida.

The provision for loan losses was $9.4 million for the year ended December 31, 2009, compared to $6.0 million for the year ended December 31, 2008. Non-accrual loans decreased $520,000 from December 31, 2008. The ratio of non-performing loans to total loans was 15.8% at December 31, 2009, compared to 9.1% from December 31, 2008, and the ratio of non-performing assets to total assets was 16.0% and 9.8%, respectively, at these same dates.

For the year ended December 31, 2009, $8.6 million was charged off against the allowance for loan losses, net of recoveries. For the year ended December 31, 2008, $3.6 million was charged off against the allowance.

Other Real Estate Owned

Other real estate owned (“OREO”) is comprised of real estate properties obtained in partial or total satisfaction of loan obligations. As of December 31, 2009, OREO totaled $2.8 million which was comprised of 38 lots, 10 residential properties, and 1 commercial parcel, all recorded at estimated fair value less estimated selling costs. Of the 49 properties, 5 have been held since 2007, 11 since 2008, and 33 since 2009. Changes in value subsequent to transfer are recorded in non-interest expense along with direct operating expenses. Gains or losses not previously recognized which result from the sale of OREO are recognized in non-interest expense on the date of sale. During the year ended December 31, 2009, the Company recorded write-downs of $2.4 million on other real estate owned and received $3.2 million in proceeds from the sale of four residential properties, which resulted in a $336,000 loss. The Company also recorded $327,000 in expenses to refurbish, carry or maintain other real estate owned.

At the time a loan is transferred to OREO, the Bank orders an appraisal and records OREO at a discounted amount based upon the current appraised market value. OREO is actively marketed by professional real estate individuals in an attempt to sell parcels at their current market value. The Company is exposed to the weakening real estate conditions in the Florida markets including Orlando, Naples, Fort Myers and Tampa. With the general economic downturn, the Company may not be able to sell its OREO property at the current market value, may experience an increase in OREO and may incur increased expenses related to carrying and maintaining OREO.

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

Investments

We enter into Federal Funds transactions with our principal correspondent banks and primarily act as a net seller of such funds. The sale of Federal Funds amount to a short-term loan from us to another bank, usually overnight. At December 31, 2009, no funds were invested overnight. At December 31, 2008, Federal Funds sold comprised 5.3% of our total assets. At December 31, 2009, the Company held $5.0 million in U.S. Government Agency bonds compared to $1.0 million for the year ended December 31, 2008. The Company held $5.5 million in Federal National Mortgage Association Mortgage-backed securities at December 31, 2009 (measured at fair value), and $7.1 million at December 31, 2008 (measured at amortized cost). During 2009, all investments were either sold or reclassified from held to maturity to available for sale.

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

Monetary Policies

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates that member banks may pay on time and savings deposits. In the view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no accurate prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or our business and earnings.

Employees

As of December 31, 2009, we employed 33 full-time persons, including four executive officers. Employees are hired as needed to meet company-wide personnel demands.

Supervision and Regulation

The following is a brief summary of some of the statutes, rules and regulations that affect our operations. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of MCBI and the Bank.

On February 2, 2010, the Board of Directors of the Bank, a wholly-owned subsidiary of MCBI, consented to the issuance of a Prompt Corrective Action Directive (“Directive”) by the Board of Governors of the Federal Reserve System.

The Directive requires the Bank within 45 days, in conjunction with the Company, to: (i) raise sufficient capital to return the Bank to “adequately capitalized” status; (ii) enter into and close a contract to have the Bank acquired by another financial institution; or (iii) take such other action as to return the Bank to “adequately capitalized” status. The Directive further prohibits the Bank from making any distributions of capital, which the Bank has never done and has no intentions of doing.

In addition, pursuant to the Directive, the Bank may not solicit and accept new deposit accounts or renew any time deposit bearing an interest rate that exceeds the prevailing effective rates on insured deposits of comparable amounts and maturities in the Bank’s market area. The Bank does not anticipate that these restrictions will affect its operations, as it has been operating under similar restrictions imposed by the Federal Deposit Insurance regulations since the end of 2009.

Finally, the Directive notifies the Bank that Federal law (i) prohibits it from paying bonuses or increasing compensation to senior executive officers; (ii) restricts it with respect to asset growth, acquisitions, branching and new lines of business; (iii) prohibits it from making material changes in accounting methods; and (iv) engaging in certain types of transactions with the Company. The Bank had no intentions of taking any such actions prior to the entry of the Directive.

On August 14, 2007, the Bank entered into a Written Agreement with the Federal Reserve Bank of Atlanta (“Federal Reserve”) and the OFR. The purpose of the Written Agreement is for the Bank to address the Federal Reserve’s and OFR’s supervisory and regulatory concerns primarily related to the volume of certain loan pools, which are described elsewhere in this Form 10-K, as well as other loan quality and administration issues. Pursuant to the Written Agreement, the Bank must take corrective actions within specified time frames, which may be extended with the consent of the Federal Reserve and the OFR. Failure to comply with the terms of the Written Agreement could result in the assessment of civil money penalties against the Bank and the members of its Board of Directors. The actions taken included an evaluation by the Bank’s Board of Directors of its current management and staffing to determine if any additional or replacement personnel are needed; the preparation and implementation of a strategic business plan and budget designed to improve the Bank’s financial condition and credit risk management; a review and adoption of any necessary revisions to the Bank’s loan policy and loan review/grading program; a reduction of the Bank’s volume of adversely classified assets; and the continual monitoring of the Bank’s allowance for loan and lease losses. In addition, the Bank may not make any loans to borrowers who previously had loans charged-off by the Bank (such provision is typically included in such written agreements as a proactive preventative measure); must prepare a plan to effectively manage the Bank’s capital relative to its volume of adversely classified assets, anticipated growth and risk profile; and may not pay any dividends without regulatory consent. As of December 31, 2009, the Bank has worked diligently to stay in compliance with the written agreement and considered itself to be in compliance with substantially all conditions of the Written Agreement.

After entering into the Written Agreement, (i) the Board of Directors realigned its operating committee structure to facilitate its involvement in the Bank; (ii) the Bank added Richard Storm, Jr. as its President & Chief Executive Officer, and a new Chief Credit Officer, Chief Financial Officer, a new Senior Commercial Lender & Credit Officer and an Executive Vice President of Special Assets and City Executive; (iii) the Board completed a full review of all officers, senior managers, and department heads; (iv) the Board, upon the recommendation of the Loan Committee, approved new appropriate lending authorities, scopes and limits for all loan officers; (v) the Board retained an independent third party to conduct a quarterly loan review; (vi) the Bank commenced development and implementation of various plans to reduce the volume of classified loans; (vii) the Bank charged off all assets classified as “loss” and established an allowance for loan losses that it has determined to be appropriate; (viii) the Bank restricted transactions with the Company; and (ix) the Bank has prepared a formal business plan.

As noted earlier, the Bank was closed by the OFR and the FDIC was appointed as receiver of the Bank on February 19, 2010.

As a registered bank holding company, MCBI is subject to an extensive body of state and federal banking laws and regulations, which impose specific requirements and restrictions on virtually all aspects of our operations. We are also affected by government monetary policy and by regulatory measures affecting the banking industry in general.

Marco Community Bancorp, Inc.

We are organized as a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, we file annual reports and other information with the Federal Reserve regarding our business operations and those of our subsidiaries. We are also subject to the supervision of, and to periodic inspections by, the Federal Reserve. However, subsequent to the closing of the Bank, MCBI is no longer a holding company and is no longer subject to banking regulations. The Bank Holding Company Act generally requires every bank holding company to obtain the prior approval of the Federal Reserve before:

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

Marco Community Bank

As a state-chartered Federal Reserve member bank, the Bank is subject to the supervision and regulation of the OFR and the Federal Reserve. The Bank’s deposits are insured by the FDIC for a maximum of $250,000 per depositor. For this protection, the Bank may be required to pay a quarterly statutory assessment. The assessment, if any, levied for deposit insurance will vary, depending on the capital position of the Bank, and other supervisory factors. In 2009, the Bank was assessed and paid $670,000 for such insurance services.

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

Capital is then classified into two categories, Tier 1 and Tier 2. Tier 1 capital consists of common and qualifying preferred shareholders’ equity, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated, and other qualifying term debt, preferred stock not qualifying for Tier 1 capital, and a limited amount of allowance for credit losses, up to a designated percentage of risk-weighted assets. Under the risk-based guidelines, banks must maintain a specified minimum ratio of “qualifying” capital to risk-weighted assets. At least 50% of a bank’s qualifying capital must be “core” or Tier 1 capital, and the balance may be “supplementary” or Tier 2 capital. In addition, the guidelines require banks to maintain a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a Tier 1 leverage capital to assets ratio of 3%. All other institutions are required to maintain a Tier 1 leverage capital ratio of 4% or greater, based upon their particular circumstances and risk profiles.

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

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, eligible bank holding companies in any state are permitted, with Federal Reserve approval, to acquire banking organizations in any other state. The Interstate Banking and Branching Efficiency Act also removed substantially all of the prohibitions on interstate branching by banks. The authority of a bank to establish and operate branches within a state, however, continues to be subject to applicable state branching laws. Under current Florida law, the Bank is permitted to establish branch offices throughout Florida, with the prior approval of the OFR and the Federal Reserve. In addition, with prior regulatory approval, we are able to acquire existing banking operations in other states.

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

Recent Accounting Pronouncements

In 2009, the FASB Accounting Standards Codification (“ASC”) became the single source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants. The ASC superseded all existing non-SEC accounting literature and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC is nonauthoritative. The Company’s policies were not affected by the conversion to ASC.

In 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (this SFAS was incorporated into the ASC on January 1, 2010), amending the accounting for the transfers of financial assets. This new standard enhances reporting about transfers of financial assets, including loan participations and securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The standard was effective January 1, 2010, and had no effect on the Company’s consolidated financial statements.

In 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (this SFAS was incorporated into the ASC on January 1, 2010), on how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The standard requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The standard was effective January 1, 2010, and had no effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued new guidance that requires new disclosures about significant transfers in and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3 (Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements). In addition, this guidance provides clarification of existing disclosure requirements about (a) level of disaggregation and (b) inputs and valuation techniques. The update is effective for annual reporting periods beginning after December 15, 2009, and had no impact on the Company’s consolidated financial statements other than the disclosure requirements.

In April 2010, the FASB issued new guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition (ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset). This guidance allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus, all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). In addition, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. The update is effective in the first annual period ending on or after July 15, 2010 and had no impact on the Company’s consolidated financial statements.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

On June 18, 2004, we moved into our headquarters that is located at 1770 San Marco Road, Marco Island, Florida. This is a two-story 12,500 square foot office condominium building, which was custom-built to meet our specifications. The Bank owns the first floor and currently conducts all of its retail operations from this location. There are four drive-through lanes, one of which has an ATM. We have five teller stations in our lobby and nine offices for customer service personnel, loan officers and private banking. There are staff facilities and a community room. MCBI owns most of the second floor where its finance, loan and executive offices are located. Approximately 1,168 square feet were sold to an unrelated third party in 2004.

In January 2007, the CLCC leased space on Marco Island, Florida where they conducted their commercial lending brokerage business. At December 31, 2008, the operations of CLCC were suspended and the lease terminated.

In July, 2008, the Bank purchased a second floor corner commercial condominium unit, on Marco Island. The loan operations department was moved to the new location. In 2009, the condominium unit was vacated and is being held for future expansion.

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

Specifically, the Bank alleged that ACA, the loan originator, loan servicer, lender and underwriter, along with its agents FCB and Ewing, failed to underwrite mortgage loans in conformity with their own offering documents, servicing agreements and industry standards. In addition, the Bank alleged that the Defendants also failed to perform as required under their agreements with the bank and that all of these failures and conflicts led up to the issuance of loan pools, which were impaired securities founded on material misstatements and omissions in the offering documents, servicing agreements and other material documents delivered in connection with the purchase of these loan pools by the Bank.

At December 31, 2009, this lawsuit was ongoing and in the discovery stages. Subsequent to December 31, 2009, the Bank was closed and the FDIC was appointed as receiver of the Bank. As a result of that process, the FDIC replaced the Bank as the Plaintiff in this case. The Company no longer has an interest in this litigation or its outcome.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

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

Calendar Quarter Ended	Low	High	Close
2010
June 30, 2010	$0.06	$0.14	$0.06
March 31, 2010	0.03	0.80	0.14
2009
December 31, 2009	0.51	2.25	0.61
September 30, 2009	2.06	4.25	2.07
June 30, 2009	3.90	4.50	3.90
March 31, 2009	2.60	4.20	4.10
2008
December 31, 2008	2.30	4.25	3.35
September 30, 2008	3.00	6.00	3.76
June 30, 2008	5.50	9.15	5.55
March 31, 2008	7.25	9.25	7.75

As of December 31, 2009, MCBI common stock was held by approximately 356 shareholders. During the fourth quarter of 2009, MCBI did not repurchase any of its securities.

Our ability to pay cash dividends depends almost entirely upon the amount of dividends that the Bank is permitted to pay by statute or regulation. Additionally, Florida law provides that we may only pay dividends if the dividend payment would not render us insolvent, or unable to meet our obligations as they come due. As a state-chartered bank, the Bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from the Bank’s capital under certain circumstances without the prior approval of the OFR and the Federal Reserve. Presently, the Bank’s written agreement with the Federal Reserve and the OFR prohibits the Bank from paying any dividends without regulatory approval. Furthermore, except with the prior approval of the OFR, all dividends of any Florida bank must be paid out of retained net profits from the current period and the previous two years, after deducting expenses, including losses and bad debts. No cash dividends were paid for the year ended December 31, 2009.

The following table sets forth information about the number of shares reserved for issuance under our stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Stock option plans approved by security holders	288,376	$5.33	210,915
Equity compensation plans not approved by security holders	0	N/A	0

Total	288,376	$5.33	210,915

ITEM 6.	SELECTED FINANCIAL DATA

December 31,	2009	2008
(Dollars In Thousands, except per share data)
Statement of Operations Data:
Total interest income	$6,394	7,918
Total interest expense	2,827	4,276

Net interest income before provision for loan losses	3,567	3,642
Provision for loan losses	9,387	5,959

Net interest expense after provision for loan losses	(5,820)	(2,317)
Non interest income	833	207
Non interest expense	8,306	5,957

Loss before tax	(13,293)	(8,067)
Income tax expense (benefit)	5,005	(2,989)

Net loss	(18,298)	(5,078)
Dividends on preferred stock	108	299

Net loss available to common shareholders	$(18,406)	(5,377)

Balance Sheet Data:
Total assets	$118,813	136,749
Total cash and cash equivalents	2,301	9,211
Interest-earning assets	110,722	123,039
Investment securities	10,493	8,147
Loans, net	98,831	106,554
Allowance for loan losses	6,978	6,154
Deposits	115,782	116,100
Stockholders’ equity	1,373	18,615
Share Data:
Basic loss per common share	$(5.53)	(1.67)
Diluted loss per common share	(5.53)	(1.67)
Book value per common share (2)	(1.42)	4.03
Weighted average shares outstanding - basic	3,328	3,223
Weighted average shares outstanding - diluted	3,328	3,223
Total common shares outstanding	3,329	3,223
Performance Ratios:
Return on average assets	(12.88)%	(3.44)%
Return on average common stockholders’ equity	(107.75)%	(23.99)%
Interest-rate spread during the period	2.62%	1.95%
Net interest margin	2.79%	2.61%
Efficiency ratio[1]	192.36%	154.77%
Asset Quality Ratios:
Allowance for loan losses to period end loans	6.80%	5.46%
Net charge-offs to average loans	7.64%	3.10%
Nonperforming assets to period end total assets	10.50%	9.83%
Capital and Liquidity Ratios:
Average equity to average assets	11.95%	14.36%
Leverage (4.00% required minimum)	N/A	8.84%
Risk-based capital:
Tier 1	N/A	11.03%
Total	N/A	12.34%
Average loans to average deposits	90.44%	97.09%

(1)	Efficiency ratio = Non-interest expense divided by the total of net interest income before provision for loan losses plus non-interest income (excluding net securities gains and losses).
(2)	After liquidation preferences for preferred stockholders
N/A	The Bank had no capital at December 31, 2009

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

December 31, 2009 and 2008 and the Periods then Ended

General

Marco Community Bancorp, Inc., a Florida corporation (the “Holding Company”), was incorporated on January 28, 2003, for the purpose of operating as a one-bank holding company. The Holding Company currently owns 100% of the outstanding shares of Marco Community Bank (the “Bank”) and Commercial Lending Capital Corp. (“CLCC”) (formally known as MCB Commercial Lending Corp.) (collectively, the “Company”). The Holding Company’s only business is the ownership and operation of the Bank and CLCC. The Bank is a Florida-chartered commercial bank which opened for business on August 18, 2003. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides community banking services to business and individuals from its banking office located in Marco Island, Florida. CLCC operated as a commercial loan brokerage business. Effective December 31, 2008, CLCC’s operations were suspended due to economic market conditions.

As noted earlier, the Bank was closed by the OFR and the FDIC was appointed as receiver of the Bank on February 19, 2010. Subsequent to the closure, Mutual of Omaha Bank, Omaha, Nebraska (“Mutual of Omaha”), assumed all of the deposits of the Bank, and purchased essentially all of the Bank’s assets in a transaction facilitated by the FDIC. On February 20, 2010, the one office of the Bank reopened as a branch of Mutual of Omaha.

The Company’s principal asset is the capital stock that it owns in the Bank at February 19, 2010, and, as a result of the closure of the Bank, the Company has minimal remaining tangible assets. The Company did not realize any recovery following the closing of the Bank and sale of its assets by the FDIC, nor is any recovery expected. Since the closing of the Bank, the principal assets of the Company are its office condominium, a participation in a loan receivable, and cash.

The Company is exploring methods of winding down its operations. Any ultimate distribution of assets will occur in accordance with Florida law, the Company’s Articles of Incorporation and the terms of the Company’s outstanding series of Preferred Stock.

Critical Accounting Policies

Our financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, we must use our best judgment to arrive at the carrying value of certain assets. The most critical accounting policies we apply relate to the valuation of the loan portfolio and foreclosed assets, and the determination of the valuation allowance for deferred tax assets.

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

During the year ended December 31, 2009, the Company assessed its earnings history and trend over the past year, its estimate of future earnings, and the expiration of the net operating loss carryforwards, and determined that it is more likely than not that the deferred tax assets will not be realized in the near term. Accordingly, a full valuation allowance was recorded against the deferred tax asset.

Liquidity and Capital Resources

Our total assets at December 31, 2009, were $118.8 million and net loans were $98.8 million, while at December 31, 2008, total assets were $136.7 million and net loans were $106.6 million. Deposits totaled $115.8 million at December 31, 2009, and $116.1 million at December 31, 2008. The Company’s primary source of cash during the year ended December 31, 2009, was net proceeds from the principal repayments on securities of $2.7 million, sales and calls of securities of $8.3 million, sales of OREO of $3.2 million and issuance of preferred stock and exercise of common stock warrants totaling $809,000. Cash was used primarily to fund the net decrease in deposits, purchase securities of $13.2 million, loans and repurchase agreements of $1.1 million and fund the allowance for loan losses of $9.4 million. In 2008, the primary source of cash was net proceeds from the net decrease in loans of $5.1 million and issuance of preferred stock of $1.1 million. At December 31, 2009, commitments to borrowers for available lines of credit and unfunded construction loans totaled $9.8 million and we had time deposits of $36.1 million maturing in the next twelve months. At December 31, 2009, we had no outstanding commitments to originate loans. We expect to fund our commitments from the sources described above and could adjust the interest-rates paid on deposits if necessary to attract or retain time deposit accounts.

Regulation and Legislation

As a state-chartered commercial bank and registered bank holding company, we are subject to extensive regulation by the OFR and the Federal Reserve. We file reports with the OFR and the Federal Reserve concerning our activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the OFR and the Federal Reserve to monitor our compliance with the various regulatory requirements. As described in “Description of Business,” the Bank, as of December 31, 2009, was party to a prompt corrective action directive and written agreement with the Federal Reserve and the OFR.

Credit Risk and Loan Loss Experience

Our primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitudes of which depend on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2009, the Company had $9.7 million in non-accrual loans and no loans that were over 90 days past due and still accruing interest. At December 31, 2008, the Company had $10.2 million in non-accrual loans and no loans that were over 90 days past due and still accruing interest. During the year ended December 31, 2009, the Company charged off loan balances of $8.9 million. During the year ended December 31, 2008, the Company charged off loan balances of $3.6 million.

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

An analysis of the Bank’s allowance for loan losses is furnished in the following table (dollars in thousands):

For the period ended December 31,	2009	2008
Allowance at beginning of period:	$6,154	$3,794

Loans charged-off during the period:
Loans secured by real estate	(7,068)	(2,306)
Commercial loans	(1,480)	(1,124)
Consumer loans	(363)	(169)
Recoveries of loans previously charged off:	348	0
Provision charged to operations:	9,387	5,959

Allowance at end of period:	$6,978	$6,154

Average loans outstanding during the period:	$112,121	$116,016

Loans held for sale	$3,199	$—
Loans held for investment	102,687	112,688

Total loans outstanding at the end of the period:	$105,886	$112,688

Ratio of net charge-offs to average loans outstanding:	7.64%	3.10%
Allowance as a percentage of total loans held for investment:	6.80%	5.46%
Allowance as a percentage of non-accrual loans:	71.82%	60.12%

At December 31, 2009 and 2008, the allowance was allocated as follows (dollars in thousands):

	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	2009		2008
Commercial real estate	$3,513	25.4%	$2,198	27.9%
Commercial	551	25.7	591	29.9
Residential real estate	1,257	25.7	2,352	18.9
Consumer	—	1.5	468.9
Home equity loans and lines of credit	1,657	21.7	545	22.4

Total	$6,978	100.0%	$6,154	100.0%

During the course of the fiscal year ended December 31, 2009, non-accrual loans increased slightly as a percentage of the Bank’s loan portfolio from 9.1% to 9.5%, while total past dues (those loans in excess of 30 days of delinquency) grew from 9.8% of the total loan portfolio to 17.7%. This increase in non-performing assets was offset by the increased provisions for loan losses over net charge-offs, which resulted in an increase to the ratio of the allowance to non-performing assets, excluding restructured loans, from 45.8% to 55.9%. The following summarizes past due loans by loan type (dollars in thousands):

	Loans Past Due 30-89 Days		Loans Past Due 90 Days or More and Non-accrual
					Total Past Due Loans		Total Loans
	$	%	$	%	$	%
December 31, 2009
Commercial real estate	$6,147	23.6%	$5,457	20.9%	$11,604	44.5%	$26,085
Commercial	929	3.5%	2,218	8.4%	3,147	11.9%	26,427
Residential real estate	883	3.3%	734	2.8%	1,617	6.1%	26,411
Consumer	—	0.0%	—	0.0%	—	0.0%	1,583
Home equity loans and lines of credit	534	2.4%	1,307	5.9%	1,841	8.3%	22,181

Total	$8,493	8.3%	$9,716	9.5%	$18,209	17.7%	$102,687

December 31, 2008
Commercial real estate	$—	0.0%	$8,088	25.8%	$8,088	25.8%	$31,404
Commercial	147	0.4%	1,038	3.1%	1,185	3.5%	33,714
Residential real estate	—	0.0%	162	0.8%	162	0.8%	21,271
Consumer	24	2.2%	—	0.0%	24	2.2%	1,099
Home equity loans and lines of credit	660	2.6%	948	3.8%	1,608	6.4%	25,200

Total	$831	0.7%	$10,236	9.1%	$11,067	9.8%	$112,688

% - Percentage of past due loans to total loans by loan type (rounded)

No loans were past due 90 days or more and still accruing

Nonperforming assets at December 31, 2009 and 2008, were (dollars in thousands):

December 31,	2009	2008
Non-accrual loans	$9,716	$10,236
Other real estate owned	2,761	3,202

Total non-performing assets	$12,477	$13,438

Excludes loans restructured and in compliance with modified terms and not reported as past due or non-accrual

The process by which the Bank calculates the allowance for lease and loan losses has evolved to more closely track those portions of the loan portfolio where the Bank was incurring a heightened level of impairment to asset quality. This process of modification also allowed the Bank to more accurately define segment risks and to more adequately determine an appropriate overall reserve level. This modified process was first utilized in the calculation of the provision taken at March 31, 2008, in conjunction with guidance from the appropriate regulatory agencies as to the level of reserve that the agencies felt was appropriate for the Bank to maintain at that time. This process, which is described under the section “Loan Loss Allowance,” beginning at page 7, has been consistently applied throughout 2008 and 2009.

Investment Activities

Investment activities serve to enhance overall yield on earning assets while supporting interest rate sensitivity and liquidity positions. Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those for which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities or as held-to-maturity securities.

The securities have been classified according to management’s intent. Following are summaries of the securities (dollars in thousands):

At December 31, 2009	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Government and Federal Agencies	$5,031	$5,035
Mortgage-backed securities of U.S government agencies and related instruments	5,344	5,458

Total	$10,375	$10,493

At December 31, 2008
Securities Held to Maturity:
U.S. Government and Federal Agencies	$1,000	$1,011
Mortgage-backed securities of U.S government agencies and related instruments	7,147	7,245

Total	$8,147	$8,256

The following table indicates the respective maturity and weighted-average yield of the securities held at December 31, 2009 (dollars in thousands):

	After One Year to Five Years		After Five Years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
Securities Available for Sale:
U.S. Government agency	$5,035	3.22%	$—	—	$5,035	3.22%
Mortgage-backed securities	1,569	4.27%	3,889	3.47%	5,458	3.70%

Total	$6,604	3.47%	$3,889	3.47%	$10,493	3.47%

Loan Portfolio Composition (Loans Held for Investment)

The following table sets forth the composition of the loan portfolio (dollars in thousands):

At December 31, 2009	Amount	% of Total
Commercial real estate	$26,085	25.4%
Commercial	26,427	25.7
Residential real estate	26,411	25.7
Consumer	1,583	1.5
Home equity loans and lines of credit	22,181	21.7

Total loans	102,687	100.0%

Add (subtract):
Deferred loan costs, net	(77)
Allowance for loan losses	(6,978)

Loans, net	95,632
Residential real estate loans held for sale	3,199

	$98,831

At December 31, 2008
Commercial real estate	$31,404	27.9%
Commercial	33,714	29.9
Residential real estate	21,271	18.9
Consumer	1,099.9
Home equity loans and lines of credit	25,200	22.4

Total loans	112,688	100.0%

Add (subtract):
Deferred loan costs, net	20
Allowance for loan losses	(6,154)

Loans, net	$106,554

The following table sets forth the maturities of loans outstanding (including loans held for sale) as of December 31, 2009 (dollars in thousands):

	Due in 1 Year or Less	Due After 1 Year but Before 5 Years	Due After 5 Years but Before 10 Years	Due Over 10 Years	Total
Commercial real estate	$6,093	$15,049	$3,057	$1,886	$26,085
Commercial	13,969	12,208	250	—	26,427
Residential real estate including loans held for sale	6,168	5,048	3,424	14,970	29,610
Consumer	522	291	319	451	1,583
Home equity loans and lines of credit	274	4,024	17,883	—	22,181

Total	$27,026	$36,620	$24,933	$17,307	$105,886

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

As of December 31, 2009, and 2008, no concentrations of loans exceeding 10% of total loans existed, which were not disclosed as a separate category of loans.

Sensitivity of Loans to Changes in Interest Rates (Loans Held for Investment)

The following table as of December 31, 2009, sets forth the dollar amounts of loans due after one year that had predetermined interest rates and loans due after one year which had floating or adjustable interest rates (dollars in thousands).

	Fixed	Adjustable	Total
Commercial real estate	$6,905	$13,087	$19,992
Commercial	9,300	3,158	12,458
Residential real estate	4,820	18,622	23,442
Consumer	196	865	1,061
Home equity loans and lines of credit	—	21,907	21,907

Total	$21,221	$57,639	$78,860

Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to earnings. At December 31, 2009, fair value exceeded book value for loans held for sale, which totaled $3.2 million. There were no loans for sale as of December 31, 2008.

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

In 2009, non-accrual loans decreased by $520,000. Non-accrual loans totaling $9.7 million are the result of non-payments by borrowers on loans made for commercial real estate purposes. In 2008, $2.0 million of the $10.2 million of non-accrual loans was related to loan pool purchases. These purchased short term loans were to borrowers with high credit scores and were used to finance the borrowers’ acquisition and renovation of residential real estate primarily in Duval and Hillsborough Counties, Florida. Due to liquidity and pricing weaknesses in those markets, as well as the financial deterioration of the loans’ servicer, we concluded that the likelihood of full repayment of those loans was unlikely. During 2009, all of the loan pools were liquidated.

Non-performing loans are closely monitored on an ongoing basis as part of our loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

The following is a summary of nonperforming loans and restructured loans (dollars in thousands):

At December 31,	2009	2008
Non-accrual loans	$9,716	$10,236
Restructured loans	6,506	—

Total	$16,222	$10,236

Non-performing loans and restructured loans as a percentage of total loans	15.80%	9.08%

All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current terms of the loan have been reflected within the table summarizing non-performing loans.

The following is a table showing the amounts of contractual interest income and actual interest income recorded on non-accrual and restructured loans (dollars in thousands):

At December 31,	2009	2008
Gross interest income that would have been recorded if the loans had been current and in accordance with their original terms	$1,939	$2,378
Interest income recorded during the year	69	55

At December 31, 2009 and 2008, the Company had no loans that were over 90 days past due and still accruing interest.

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

The following table is a summary of the amounts of the financial instruments, with off-balance sheet risk, at December 31, 2009 (dollars in thousands):

Contract Amount
Off-Balance Sheet Arrangements:
Commitments to extend credit	$—
Unfunded construction loans	8
Unused lines of credit	9,794
Standby letters of credit	—

Liquidity

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Bank’s liquidity position was initially established through the Holding Company’s purchase of $ 6.4 million of the common stock of the Bank. In 2009, the Holding Company contributed an additional $1.8 million to the Bank’s capital. In 2008, the Holding Company contributed an additional $2.3 million to the Bank’s capital. As the Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Bank deposits were $115.8 million at December 31, 2009, and $ 116.1 million at December 31, 2008. Below are the pertinent liquidity balances and ratios at December 31, 2009 and 2008 (dollars in thousands).

At December 31,	2009	2008
Cash and cash equivalents	$2,301	$9,211
Time deposits over $100,000 to total deposits ratio	15.3%	26.6%
Loan to deposit ratio	91.5%	97.1%
Brokered deposits	$3,034	$25,172

Cash and cash equivalents are the primary source of liquidity. At December 31, 2009, cash and cash equivalents amounted to $2.3 million, representing 1.9 % of total assets. At December 31, 2008, cash and cash equivalents amounted to $9.2 million, representing 6.7% of total assets. At December 31, 2009 and 2008, large denomination certificates accounted for 15.3% and 26.6%, respectively, of total deposits. Large denomination time deposits generally are more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination time deposits and periodically adjusts the Bank’s rates in accordance with market demands. Significant withdrawals of large denomination time deposits may have a material adverse effect on the Bank’s liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing outside of Collier County, Florida, the volatility of such deposits is higher than if such deposits were obtained from depositors residing inside of Collier County, as outside depositors are generally more likely to be interest rate sensitive. Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2009 and 2008, the Bank had $3.0 million and $25.2 million, respectively, in brokered deposits in its portfolio. At December 31, 2009, management knew of no trends, demands, commitments, events or uncertainties that (at that time) might result in or are reasonably expected to result in the Bank’s liquidity increasing or decreasing in any material way in the foreseeable future.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2009, the Bank had no capital; accordingly, risk-based capital computations are not meaningful.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest-rate swaps. Our market risk arises primarily from interest-rate risk inherent in our lending and deposit taking activities. To that end, we actively monitor and manage our interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Notes 1, 8, and 9 of Notes to Consolidated Financial Statements.

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2009, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

	Three Months	More Than Three Months to One Year	More Than One Year To Five Years	More Than Five Years to Fifteen Years	Over Fifteen Years	Total
Loans (1):
Variable rate	$44,370	$23,537	$554	$377	$—	$68,838
Fixed rate	3,089	12,738	17,409	250	3,562	37,048

Total loans	47,459	36,275	17,963	627	3,562	105,886
Investment securities	—	—	5,035	5,458	—	10,493
Interest Bearing due from Banks	792	—	—	—	—	792
Federal Reserve and FHLB stock	—	—	—	—	606	606

Total rate-sensitive assets	48,251	36,275	22,998	6,085	4,168	117,777

Deposit accounts:
Savings, NOW and money market deposits (2)	63,287	—	—	—	—	63,287
Time deposits (2)	10,334	25,812	8,068	—	—	44,214
Repurchase Agreements	118	—	—	—	—	118

Total rate-sensitive liabilities	73,739	25,812	8,068	—	—	107,619

GAP repricing differences	$(25,488)	$10,463	$14,930	$6,085	$4,168	$10,158

Cumulative GAP	$(25,488)	$(15,025)	$(95)	$5,990	$10,158	$10,158

Cumulative GAP/total assets	(21.5)%	(12.6)%	(0.1)%	5.0%	8.5%	8.5%

(1)	In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2)	Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the loan portfolio at December 31, 2009 (dollars in thousands):

Years Ending December 31,	Commercial Real Estate	Commercial	Residential Real Estate	Consumer	Home Equity and Lines of Credit	Total
2010	$6,093	$13,969	$6,168	$522	$274	$27,026
2011 - 2014	15,050	12,208	5,048	291	4,024	36,621
2015 and beyond	4,942	250	18,394	770	17,883	42,239

Total	$26,085	$26,427	$29,610	$1,583	$22,181	$105,886

Of the $78.9 million of loans due after 2010, 26.9% of such loans have fixed-interest rates and 73.1% have adjustable interest rates.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms due to prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase; however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.

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

We have emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

For the Year Ended December 31,	2009		2008
	Amount	% of Deposits	Amount	% of Deposits
Non-interest-bearing deposits	$8,281	7.1%	$4,353	3.8%
Savings	18,299	15.8	6,398	5.5
NOW and money market deposits	44,988	38.9	28,378	24.4

Subtotal	71,568	61.8	39,129	33.7

Certificates of deposits:
0.00% - 2.99%	33,321	28.8	8,391	7.2
3.00% - 3.99%	5,339	4.6	41,678	35.9
4.00% - 4.99%	2,627	2.3	22,600	19.5
5.00% - 5.99%	2,927	2.5	4,302	3.7

Total certificates of deposit	44,214	38.2	76,971	66.3

Total deposits	$115,782	100.0%	$116,100	100.0%

Jumbo certificates accounted for $17.7 million of our deposits at December 31, 2009, and $30.9 million of our deposits at December 31, 2008. The Company held $3.0 million in brokered deposits at December 31, 2009, and $25.2 million at December 31, 2008.

Maturity terms, service fees, and withdrawal penalties are established by the Company on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Average Deposit Balance and Rates

The following table sets forth the average balance and weighted average rates for the period indicated (dollars in thousands).

For the Year Ended December 31,	2009			2008
	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits
Noninterest bearing demand deposits	$6,223	—%	5.1%	$5,995	—%	5.0%
NOW deposits	16,878	0.50	13.6	11,070	1.64	9.3
Money market deposits	21,258	1.73	17.1	13,327	2.78	11.1
Savings	18,196	1.57	14.7	8,678	1.98	7.3
Time deposits	61,419	3.39	49.5	80,429	4.37	67.3

Total average deposits	$123,974	2.27%	100.0%	$119,499	3.55%	100.0%

Jumbo certificates ($100,000 and over) mature as follows (dollars in thousands):

At December 31, 2009
Due in three months or less	$1,827
Due in more than three to twelve months	11,212
Due in more than one year to three years	4,676

Total	$17,715

Results of Operations

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest-rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. Our interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, our net losses are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of noninterest income, and noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread; (v) net interest margin (dollars in thousands).

For the Year Ended December 31,	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
Interest-earning assets:
Loans	$112,121	$6,013	5.36%	$116,016	$7,125	6.14%
Investment securities	10,482	349	3.33	8,706	436	5.01
Other interest-earning assets (1)	5,095	32	0.63	14,758	357	2.42

Total interest-earning assets	127,698	6,394	5.01	139,480	7,918	5.68

Noninterest-earning assets	14,467			7,977

Total assets	$142,165			$147,457

Interest-bearing liabilities:
Savings	$18,196	285	1.57	$8,678	172	1.98
Money market and NOW deposits	38,136	452	1.19	24,397	552	2.26
Time deposits	61,419	2,082	3.39	80,429	3,516	4.37

Total interest-bearing deposits	117,751	2,819	2.39	113,504	4,240	3.74

Repurchase agreements	504	8	1.59	1,212	36	2.97

Total interest-bearing liabilities	118,255	2,827	2.39	114,716	4,276	3.73

Noninterest-bearing liabilities	6,928			11,571
Stockholders’ equity	16,982			21,170

Total liabilities and stockholders’ equity	$142,165			$147,457

Net interest/dividend income		$3,567			$3,642

Interest-rate spread (2)			2.62%			1.95%

Net interest margin (3)			2.79%			2.61%

Ratio of average interest-earning assets to average interest-bearing liabilities			1.08%			1.22%

(1)	Includes interest-bearing deposits, federal funds sold, Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin is net interest income dividend by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in rate (change in rate multiplied by prior volume); (2) changes in volume (change in volume multiplied by prior rate); and (3) changes in rate-volume (change in rate multiplied by change in volume) (dollars in thousands).

	Increase (Decrease) Due to
	Rate	Volume	Rate/Volume	Total
Year Ended December 31, 2009 vs. 2008:
Interest-earning assets:
Loans	$(905)	$(239)	$32	$(1,112)
Investment securities	(146)	89	(30)	(87)
Other interest-earning assets	(263)	(233)	171	(325)

Total	(1,314)	(383)	173	(1,524)

Interest-bearing liabilities:
Deposits:
Savings, demand, money-market and NOW deposits	(215)	321	(93)	13
Time deposits	(788)	(831)	185	(1,434)
Repurchase agreements	(22)	(21)	15	(28)

Total	(1,025)	(531)	107	(1,449)

Net change in net interest income	$(289)	$148	$66	$(75)

Non-Interest Expense

Non-interest expense for the year ended December 31, 2009 was $8.3 million and $6.0 million at December 31, 2008. As a percent of total average assets, non-interest expense amounted to 5.8% at December 31, 2009 and 4.0% at December 31, 2008.

The components of non-interest expense for the periods indicated are set forth below (dollars in thousands):

	2009	2008
Salaries and benefits	$2,522	$2,758
Occupancy and equipment	494	671
Data processing	255	270
Advertising	80	129
Professional fees	552	637
Regulatory assessments	670	304
Other real estate owned	3,165	556
General operating expenses	568	632

Total non-interest expense	$8,306	$5,957

Comparison of the Years Ended December 31, 2009 and 2008

General. The net loss for the year ended December 31, 2009, was $18.3 million or a net loss of $5.53 per basic and diluted common share compared to net loss of $5.1 million or a net loss $1.67 per basic and diluted common share for 2008.

Interest Income. Interest income decreased to $6.4 million for the year ended December 31, 2009 from $7.9 million for the year ended December 31, 2008. Interest income decreased primarily due to lower yields in the portfolio and a decrease in the average loans outstanding. Interest on other interest-earning assets decreased from $357,000 for the year ended December 31, 2008 to $32,000 for the year ended December 31, 2009, due to a decrease in the average yield and average balance in 2009.

Interest Expense. Interest expense on deposits decreased to $2.8 million, for the year ended December 31, 2009 from $4.3 million in 2008. Interest expense in 2009 decreased due to a decrease in the average yields, which was partially offset by a small increase in average balances.

Provision for Loan Losses. The provision for loan losses is charged against earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending we conduct, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to our market areas, and other factors related to the collectibility of our loan portfolio. The provision for loan losses was $9.4 million for the year ended December 31, 2009 compared to $6.0 million for 2008. The allowance for loan losses is $7.0 million at December 31, 2009. While management believes its allowance for loan losses is adequate as of December 31, 2009, future adjustments to our allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the determination.

Non-interest Income. Non-interest income increased from $207,000 for the year ended December 31, 2008 to $833,000 for the year ended December 31, 2009. The increase was mainly due to the addition of correspondent lending activity generating a gain on sale of loans held for sale of $574,000 and the sale of securities, which generated a gain of $82,000.

Non-interest Expense. Total non-interest expense increased to $8.3 million for the year ended December 31, 2009 from $6.0 million for 2008. Non-interest expense increased primarily due to an increase in other real estate owned expenses and write downs totaling $3.2 million in 2009 compared with $600,000 in 2008. Also, regulatory assessments increased $366,000 in 2009 over 2008.

Income Taxes. During the year ended December 31, 2009, the Company assessed its earnings history and trend over the past year, its estimate of future earnings, and the expiration of the net operating loss carryforwards, and determined that it is more likely than not that the deferred tax assets will not be realized in the near term. Accordingly, a full valuation allowance was recorded against the deferred tax assets resulting in a net charge to earnings of $5.0 million. The Company recorded an income tax benefit of $3.0 million for the year-end December 31, 2008.

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

Certain information required by this item is included in Item 6 of Part II of this report under the heading “Selected Financial Data” and is incorporated by reference. All other information required by this item is included in the following Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Marco Community Bancorp, Inc.

Marco Island, Florida:

We have audited the accompanying consolidated balance sheets of Marco Community Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the closing of Marco Community Bank in February 19, 2010 raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

August 23, 2010

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	At December 31,
	2009	2008
Assets
Cash and due from banks	$1,509	1,587
Federal funds sold	—	7,237
Interest-bearing deposits	792	387

Total cash and cash equivalents	2,301	9,211
Securities available for sale	10,493	—
Securities held to maturity (fair value of $8,256 at December 31, 2008)	—	8,147
Loans held for sale	3,199	—
Loans, net of allowance for loan losses of $6,978 in 2009 and $6,154 in 2008	95,632	106,554
Other real estate owned	2,761	3,202
Premises and equipment, net	3,203	3,357
Federal Reserve Bank stock, at cost	368	452
Federal Home Loan Bank stock, at cost	238	262
Accrued interest receivable	453	413
Deferred income taxes	—	5,005
Other assets	165	146

Total assets	$118,813	136,749

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	8,281	4,353
Savings, NOW and money-market deposits	63,287	34,776
Time deposits	44,214	76,971

Total deposits	115,782	116,100
Repurchase agreements	118	931
Official checks	1,000	332
Dividends payable	—	120
Accrued interest payable and other liabilities	540	651

Total liabilities	117,440	118,134

Commitments (Notes 1, 5 and 8)
Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, 296 shares outstanding	—	—
Preferred stock, series B, $51,000 liquidation value; 125 shares authorized, 96 shares outstanding	4,896	4,896
Preferred stock, series C, $7,500 liquidation value, 750 shares authorized, 143 shares and 145 shares outstanding in 2009 and 2008	1,191	734
Common stock, $.01 par value; 9,000,000 shares authorized, 3,328,608 and 3,222,608 shares issued and outstanding in 2009 and 2008	33	32
Additional paid-in capital	21,504	21,024
Accumulated deficit	(26,369)	(8,071)
Accumulated other comprehensive income	118	—

Total stockholders’ equity	1,373	18,615

Total liabilities and stockholders’ equity	$118,813	136,749

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008
Interest income:
Loans	$6,013	7,125
Securities	349	436
Other interest-earning assets	32	357

Total interest income	6,394	7,918
Interest expense:
Deposits	2,819	4,240
Other borrowings	8	36

Total interest expense	2,827	4,276
Net interest income	3,567	3,642
Provision for loan losses	9,387	5,959

Net interest expense after provision for loan losses	(5,820)	(2,317)

Noninterest income:
Service charges on deposit accounts	55	26
CLCC loan brokerage fees	—	22
Gain on sale of securities	82	—
Gain on sale of loans held for sale	574	—
Rental income	15	—
Other service charges and fees	107	159

Total noninterest income	833	207

Noninterest expenses:
Salaries and employee benefits	2,522	2,758
Occupancy and equipment	494	671
Advertising	80	129
Insurance	33	64
Data processing	255	270
Regulatory assessments	670	304
Telephone	75	73
Professional fees	552	637
Stationary and supplies	30	43
Write-down on other real estate owned	2,443	299
Loss on sale of other real estate owned	336	257
Other	816	452

Total noninterest expenses	8,306	5,957

Loss before income tax expense (benefit)	(13,293)	(8,067)
Income tax expense (benefit)	5,005	(2,989)

Net loss	(18,298)	(5,078)
Preferred stock dividends and amortization of preferred stock discount	108	299

Net loss available to common shareholders	$(18,406)	(5,377)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations, Continued

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008
Net loss per common share, basic and diluted	$(5.53)	(1,67)

Weighted-average number of common shares outstanding, basic and diluted	3,328	3,223

Dividends per common share	$—	—

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2009 and 2008

($ in thousands)

	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2007	$4,896	—	32	20,874	(2,993)	9	22,818

Comprehensive loss:
Net loss	—	—	—	—	(5,078)	—	(5,078)
Other comprehensive income, change in unrealized gain on security available for sale, net of tax effect	—	—	—	—	—	(9)	(9)

Comprehensive income							(5,087)

Issuance of Series C preferred stock (145 shares)	—	734	—	354	—	—	1,088
Share-based compensation	—	—	—	95	—	—	95
Dividends declared - preferred	—	—	—	(299)	—	—	(299)

Balance at December 31, 2008	4,896	734	32	21,024	(8,071)	—	18,615

Comprehensive loss:
Net loss	—	—	—	—	(18,298)	—	(18,298)
Net change in unrealized gain on securities available for sale	—	—	—	—	—	118	118

Comprehensive loss							(18,180)

Exercise of common stock warrants (102,000 shares)	—	—	1	381	—	—	382
Dividends declared-preferred	—	—	—	(158)	—	—	(158)
Reversal of preferred dividends declared, but not paid	—	—	—	139	—	—	139
Share-based compensation	—	—	—	148	—	—	148
Issuance of Series C preferred stock (57 shares)	—	383	—	44	—	—	427
Conversion of 2 shares of series C preferred stock to 4,000 shares of common stock	—	(15)	—	15	—	—	—
Amortization of preferred stock discount	—	89	—	(89)	—	—	—

Balance at December 31, 2009	$4,896	1,191	33	21,504	(26,369)	118	1,373

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(18,298)	(5,078)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	213	270
Share-based compensation	148	95
Provision for loan losses	9,387	5,959
Deferred income tax expense (benefit)	5,005	(2,985)
Origination of loans held for sale	(28,083)	—
Proceeds from loans held for sale	25,458	—
Gain on sale of loans held for sale	(574)	—
Amortization of loan fees and costs, net	(84)	17
Gain on sale of securities	(82)	—
Net premium amortization on securities available for sale	51	—
(Increase) decrease in accrued interest receivable	(40)	189
(Increase) decrease in other assets	(19)	2,165
Write-down of other real estate owned	2,443	284
Loss on sale of other real estate owned	336	257
Increase (decrease) in official checks, accrued interest payable and other liabilities	557	(750)

Net cash (used in) provided by operating activities	(3,582)	423

Cash flows from investing activities:
Purchase of securities available for sale	(13,239)	—
Proceeds from calls and maturities of securities available for sale	3,050	1,000
Proceeds from sale of securities available for sale	5,283	—
Purchases of securities held to maturity	—	(6,007)
Proceeds from calls and maturities of securities held to maturity	—	2,330
Principal payments on securities available for sale	2,709	1,091
Purchase of Federal Reserve Bank stock	(25)	(59)
Redemption of Federal Reserve Bank stock	109	75
Redemption of Federal Home Loan Bank stock	24	31
Net (increase) decrease in loans	(3,875)	5,130
Proceeds from sale of other real estate owned	3,156	1,330
Purchase of premises and equipment	(59)	(267)

Net cash (used in) provided by investing activities	(2,867)	4,654

Cash flows from financing activities:
Net decrease in deposits	(318)	(7,613)
Net decrease in repurchase agreements	(813)	(301)
Net proceeds from issuance of preferred stock	427	1,088
Net proceeds from exercise of common stock warrants	382	—
Preferred dividends paid	(139)	(214)

Net cash used in financing activities	(461)	(7,040)

Net decrease in cash and cash equivalents	(6,910)	(1,963)
Cash and cash equivalents at beginning of year	9,211	11,174

Cash and cash equivalents at end of year	$2,301	9,211

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

(In thousands)

	Year Ended December 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$3,136	3,370

Income taxes	$—	(2,116)

Noncash transactions:
Preferred dividends payable at beginning of period	$120	35

Preferred dividends declared	$158	299

Reversal of preferred dividends declared	$(139)	—

Preferred dividends payable at end of period	$—	120

Amortization of preferred stock discounts	$89	—

Transfer of loans to other real estate owned	$5,494	2,216

Net change in unrealized gain on security available for sale, net of tax effect in 2008	$118	(9)

Transfer of securities held to maturity to available for sale	$8,147	—

See Accompanying Notes to Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2009 and 2008 and for the Years Then Ended

(1) Summary of Significant Accounting Policies

Organization. Marco Community Bancorp, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) and Commercial Lending Capital Corp. (“CLCC”) (formerly MCB Commercial Lending Corp.) (collectively, the “Company”). The Holding Company’s only business activities were the operation of the Bank and CLCC. The Bank was a state (Florida) chartered commercial bank. The Bank offered a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida. The deposits of the Bank were insured by the Federal Deposit Insurance Corporation. CLCC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints. Effective December 31, 2008, CLCC’s operations were suspended due to economic conditions.

Subsequent Events. On February 19, 2010, the Bank was closed by the Florida Office of Financial Regulation (“OFR”) and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver of the Bank. Subsequent to the closure, Mutual of Omaha Bank, Nebraska (“Mutual of Omaha”) assumed all of the deposits of the Bank and purchased essentially all of the Bank’s assets in a transaction facilitated by the FDIC. On February 20, 2010, the one office of the Bank reopened as a branch of Mutual of Omaha.

The Company’s principal asset is the capital stock that it owns in the Bank, and, as a result of the closure of the Bank, the Company has minimal remaining tangible assets. As the owner of all of the capital stock of the Bank, the Company would be entitled to the net recoveries, if any, following the liquidation or sale of the Bank or its assets by the FDIC. However, at this time, the Company does not believe that any recovery will be realized.

Going Concern. The closing of the Bank on February 19, 2010 was due to continuing increases in nonperforming assets, declining net interest margin, continuing high levels of operating expenses related to the credit problems and eroding regulatory capital. The closing raises substantial doubt about the Company’s ability to continue as a going concern. Management evaluated and was involved in on-going negotiations for all potential alternative sources of capital to meet the Bank’s capital requirements, including equity investors, a sale or merger of the Company or Bank and recapitalization opportunities but was unable to obtain capital to meet the Bank’s capital requirements resulting in the closure of the Bank.

Subsequent to the Bank’s closure, the Company began exploring methods of winding down its operations. Any ultimate distribution of assets will occur in accordance with Florida law, the Company’s Articles of Incorporation and the terms of the Company’s outstanding series of Preferred Stock.

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

The following is a description of the significant accounting policies and practices followed by the Company, which conform to U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry.

Use of Estimates. In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and interest-bearing deposits, all of which mature within ninety days.

The Bank is required by law or regulation to maintain cash reserves, in accounts with other banks or in the vault. At December 31, 2009 and 2008, the Bank was required to maintain cash reserves in the amount of $216,000 and $255,000, respectively, with the Federal Reserve.

Securities. Securities may be classified as either trading, held-to-maturity or available-for-sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from operations and reported in comprehensive loss. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in operations as realized losses.

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

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Loans Held for Sale. Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to operations. At December 31, 2009, fair value exceeded book value for loans held for sale. There were no loans held for sale as of December 31, 2008.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans and is based on industry historical loss experience adjusted for qualitative factors.

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

Other Real Estate Owned. Assets acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the related loan balance or the fair value at the date of foreclosure less cost to sell establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in the consolidated statements of operations.

Premises and Equipment. Land is stated at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful life of each type of asset.

Impairment of Long-Lived Assets. Long-lived assets, such as premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the assets can be recovered from undiscounted future cash flows. Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to maintain profitability, so as to be able to meet its obligations when they become due. In the opinion of management, based upon current information and projections, long-lived assets will be recovered over the period of benefit.

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

Income Taxes. On January 1, 2009, the Company adopted recent accounting guidance relating to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. As of December 31, 2009, management is not aware of any uncertain tax positions that would have a material effect on the Company’s consolidated financial statements.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Holding Company and the Bank file consolidated income tax returns. Income taxes are allocated proportionately to the Holding Company and the Bank as though separate income tax returns were filed.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of unused lines of credit and unfunded construction loans. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Comprehensive Loss. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net losses. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net losses, are components of comprehensive loss. The components of other comprehensive loss and related tax effects are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Unrealized holding gains (losses) on available for sale securities	$200	(9)
Reclassification adjustment for gains realized in operations	(82)	—

Net change in unrealized gains	118	(9)
Income tax effect	—	—

Net amount	$118	(9)

Advertising. The Company expenses all media advertising as incurred.

Fair Value Measurements. GAAP defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following describes valuation methodologies used for assets and liabilities measured at fair value:

Securities Available for Sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities include highly liquid government bonds, certain mortgage products and exchange-traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Securities classified within Level 3 include certain residual interests in securitizations and other less liquid securities.

Impaired Loans. The Company’s impaired loans are normally collateral dependent and, as such, are carried at the lower of the Company’s net recorded investment in the loan or the fair market value of the collateral less estimated selling costs. Estimates of fair value are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, fair value estimates for impaired loans are classified as Level 3.

Other Real Estate Owned. The Company’s other real estate owned is recorded at the lower of cost or fair market value less estimated costs to sell. Estimates of fair values are determined based on a variety of information, including the use of available appraisals, estimates of market value by licensed appraisers or local real estate brokers and the knowledge and experience of the Company’s management related to values of properties in the Company’s market areas. Management takes into consideration the type, location and occupancy of the property as well as current economic conditions in the area the property is located in assessing estimates of fair value. Accordingly, the fair values estimates for other real estate owned are classified as Level 3.

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

Securities. The fair value of securities are based on the framework established under GAAP for measuring fair value.

Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are based on the framework established under GAAP for measuring fair value.

Loans Held for Sale. Fair values for loans held for sale are based on the framework established under GAAP for measuring fair value.

Federal Reserve Bank Stock and Federal Home Loan Bank Stock. The carrying amounts approximate fair value.

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

Loss Per Common Share. Loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and convertible preferred stock are not considered dilutive securities for the years ended December 31, 2009 and 2008 due to the net losses incurred by the Company.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Stock Compensation Plans. The Company measures the fair value of stock compensation based on the framework for measuring fair value and expenses the fair value of all stock options granted. The measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options is based on estimated fair values. Under the fair value recognition provisions, the Company recognizes stock-based compensation in the statement of operations. The expense is recognized on a straight-line basis over the vesting period.

Recent Pronouncements. In 2009, the FASB Accounting Standards Codification (“ASC”) became the single source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) are also sources of authoritative GAAP for SEC registrants. The ASC superseded all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC is nonauthoritative. The Company’s policies were not affected by the conversion to ASC.

In 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (“SFAS No. 166”) (this SFAS was incorporated into the ASC on January 1, 2010) amending the accounting for the transfers of financial assets. This new standard enhances reporting about transfers of financial assets, including loan participations and securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The standard was effective January 1, 2010 and had no effect on the Company’s consolidated financial statements.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Recent Pronouncements, Continued. In 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS No. 167”) (this SFAS was incorporated into the ASC on January 1, 2010) on how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The standard requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The standard was effective January 1, 2010 and had no effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued new guidance that requires new disclosures about significant transfers in and/or out of Levels 1 and 2 of the fair value hierarchy and activity in Level 3 (Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements). In addition, this guidance provides clarification of existing disclosure requirements about (a) level of disaggregation and (b) inputs and valuation techniques. The update is effective for annual reporting periods beginning after December 15, 2009 and had no impact on the Company’s consolidated financial statements other than the disclosure requirements.

In April 2010, the FASB issued new guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition (ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset). This guidance allows acquired assets with common risk characteristics to be accounted for in the aggregate as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus, all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). In addition, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. The update is effective in the first annual period ending on or after July 15, 2010 and had no impact on the Company’s consolidated financial statements.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities

The securities have been classified according to management’s intent. Following are summaries of securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Securities Available for Sale:
At December 31, 2009:
U.S. Government and Federal Agencies	$5,031	14	(10)	5,035
Mortgage-backed securities	5,344	122	(8)	5,458

	$10,375	136	(18)	10,493

Securities Held to Maturity:
At December 31, 2008:
U.S. Government and Federal Agencies	1,000	11	—	1,011
Mortgage-backed securities	7,147	98	—	7,245

	$8,147	109	—	8,256

At December 31, 2009 and 2008, securities with a par value of $1.0 million and $3.4 million, respectively, were pledged to secure repurchase agreements. At December 31, 2009 and 2008, securities with a par value of $1.0 million were pledged to the Federal Reserve Bank Discount Window.

In February 2009, the Company transferred securities with a book value of approximately $8,147,000 from the held to maturity category to the available for sale category at its then fair value resulting in unrealized gains of approximately $68,000, net of tax benefit. The net unrealized gain was recorded in accumulated other comprehensive income. Due to this transfer, the Company is prohibited from classifying securities as held to maturity for a period of two years.

There were no security sales during 2008. Securities sales transactions during 2009 are summarized as follows (in thousands):

Year Ended December 31,
2009
Proceeds received from sales	$5,283

Gross gains	$82

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities, Continued

As of December 31, 2009, the amortized cost and fair value of securities, by contractual maturities, were as follows (in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due from one to five years	$5,031	5,035
Mortgage-backed securities	5,344	5,458

	$10,375	10,493

(3) Loans

The components of loans are as follows (in thousands):

	At December 31,
	2009	2008
Commercial real estate	$26,085	31,404
Commercial	26,427	33,714
Residential real estate	26,411	21,271
Consumer	1,583	1,099
Home equity loans and lines of credit	22,181	25,200

	102,687	112,688
Add (subtract):
Deferred loan (fees) costs, net	(77)	20
Allowance for loan losses	(6,978)	(6,154)

Loans, net	$95,632	106,554

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2009	2008
Beginning balance	$6,154	3,794
Recoveries	348	—
Charge-offs	(8,911)	(3,599)
Provision for losses	9,387	5,959

Ending balance	$6,978	6,154

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans, Continued

The following summarizes impaired loans (in thousands):

	At December 31,
	2009	2008
Collateral dependent loans identified as impaired:
Gross loans with no related allowance for losses	$7,786	3,810

Gross loans with related allowance for losses recorded	10,944	5,316
Less allowances on these loans	(3,574)	(2,463)

Net loans with related allowance	7,370	2,853

Net investment in collateral dependent impaired loans	$15,156	6,663

	Year Ended December 31,
	2009	2008
Average investment in impaired loans	$9,911	10,356

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

Nonaccrual and restructured loans were as follows (in thousands):

	At December 31,
	2009	2008
Nonaccrual loans	$9,716	10,236

Troubled debt restructured loans	$6,506	—

Past due ninety days or more, but still accruing interest	$—	—

The Company grants the majority of its loans to borrowers throughout Collier County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy in the area.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4) Other Real Estate Owned

Expenses applicable to other real estate owned include the following (in thousands):

	Year Ended December 31,
	2009	2008
Write-down of other real estate owned	$2,443	299
Loss on sale of other real estate owned	336	257
Operating expenses	327	556

	$3,106	1,112

Operating expenses for other real estate owned are included in other noninterest expenses and professional fees in the consolidated statements of operations.

(5) Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2009	2008
Land	$1,256	1,256
Building and improvements	2,052	2,044
Furniture, fixtures and equipment	1,266	1,229

Total, at cost	4,574	4,529
Less accumulated depreciation	(1,371)	(1,172)

Premises and equipment, net	$3,203	3,357

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6) Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $17.7 million and $30.9 million at December 31, 2009 and 2008, respectively.

A schedule of maturities of time deposits at December 31, 2009 follows (in thousands):

Year Ending December 31,	Amount
2010	$36,146
2011	7,100
2012	797
2013	44
2014	127

$44,214

(7) Repurchase Agreements

The Company enters into repurchase agreements with customers. The agreements require the Company to pledge securities as collateral for borrowings under these agreements. At December 31, 2009 and 2008, the outstanding balance of these repurchase agreements totaled approximately $118,000 and $931,000, respectively, and the Company pledged securities with a carrying value of approximately $1.0 million and $3.4 million, respectively, as collateral.

(8) Financial Instruments

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

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8) Financial Instruments, Continued

Unused lines of credit, unfunded construction loans and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the amounts of the Company’s financial instruments with off balance sheet risk at December 31, 2009 follows (in thousands):

Contract Amount
Unused lines of credit	$9,794

Unfunded construction loans	$8

(9) Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$2,301	2,301	9,211	9,211

Securities available for sale	$10,493	10,493	—	—

Securities held to maturity	$—	—	8,147	8,256

Loans held for sale	$3,199	3,235	—	—

Loans, net	$95,632	96,508	106,554	107,777

Accrued interest receivable	$453	453	413	413

Federal Reserve Bank stock	$368	368	452	452

Federal Home Loan Bank Stock	$238	238	262	262

Financial liabilities:
Deposits	$115,782	115,982	116,100	116,794

Repurchase agreements	$118	118	931	931

Off-balance sheet financial instruments	$—	—	—	—

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9) Fair Value of Financial Instruments, Continued

Available-for-sale securities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value As of December 31, 2009	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$10,493	—	10,493	—

During the year ended December 31, 2009, the Company recognized losses related to certain assets that are measured at fair value on a nonrecurring basis. For assets measured at fair value on a nonrecurring basis in the year ended December 31, 2009 that were still held on the balance sheet at year end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2009 (in thousands):

	Carrying Value 12/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses	Losses Recorded in Operations For the Year Ended December 31, 2009
Impaired loans	$7,370	—	—	7,370	(3,574)	(2,394)

Other real estate owned	$2,761	—	—	2,761	(3,063)	(2,443)

Nonrecurring fair value adjustments to loans reflects full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral.

In addition, loans with a carrying value of $7.8 million at December 31, 2009 were measured for impairment using Level 3 inputs and had a fair value in excess of carrying value.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Income Taxes

Income taxes (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008
Current:
Federal	$—	(4)
State	—	—

Total current	—	(4)

Deferred:
Federal	(4,214)	(2,549)
State	(722)	(436)
Valuation allowance	9,941	—

Total deferred	5,005	(2,985)

Income taxes (benefit)	$5,005	(2,989)

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Year Ended December 31,
	2009		2008
	Amount	% of Pretax Loss	Amount	% of Pretax Loss
Income taxes (benefit) at statutory rate	$(4,520)	(34.0)%	$(2,743)	(34.0)%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	(476)	(3.6)	(288)	(3.6)
Valuation allowance	9,941	74.8	—	—
Other	60.5		42.5

Income taxes (benefit)	$5,005	37.7%	$(2,989)	(37.1)%

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	At December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$1,643	1,739
Net operating loss carryforwards	7,471	2,988
Foreclosed real estate	835	331
Alternative minimum tax credits	105	105

Gross deferred tax assets	10,054	5,163
Less: valuation allowance	9,941	—

Net deferred tax assets	113	5,163

Deferred tax liabilities:
Depreciation	(36)	(58)
Deferred loan costs	(39)	(40)
Other	(38)	(60)

Deferred tax liabilities	(113)	(158)

Net deferred tax asset	$—	5,005

During the year ended December 31, 2009, the Company assessed its earnings history and trend over the past year, its estimate of future earnings and the expiration of the net operating loss carryforwards and determined that it is more likely than not that the deferred tax assets will not be realized in the near term. Accordingly, a full valuation allowance was recorded against the deferred tax asset.

At December 31, 2009, the Company had Federal and Florida net operating loss carryforwards of approximately $19.4 million and $24.0 million, respectively. These carryforwards will begin to expire in 2027.

The Company files U.S. and Florida income tax returns. With few exceptions, the Company is no longer subject to U.S. Federal or state and local income tax examinations by taxing authorities for years before 2006.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11) Stockholders’ Equity

The Company has issued ninety-six shares of Series B Preferred Stock (“Series B Preferred Stock”). The shares have no voting rights, but have a liquidation preference value of $51,000 per share. Cash dividends are payable in arrears within the first ten days of each March and September. The dividends are not cumulative, are payable semiannually at an annual rate of $2,900 and are prorated for any partial period. At the Company’s discretion, on any dividend payment date occurring at least two years after issuance, each share of the Series B Preferred Stock is mandatorily convertible into 6,000 shares of common stock; provided, however, that the Company may also convert the Series B Preferred Stock upon any changes in control.

On November 20, 2008, the Company commenced a private placement offering of units of its Series C Preferred Stock (“Series C Preferred Stock”) and warrants to purchase common stock (“Warrants”). Each unit was comprised of: (1) one share of Series C Preferred Stock, which is convertible into 2,000 shares of common stock; and (ii) one Warrant to purchase 2,000 shares of common stock. The Series C Preferred Stock has no voting rights, but does have a liquidation preference value of $7,500 per share. Semiannual cash dividends of $157.50 per share are payable in arrears and are not cumulative or payable at any time when the Bank would not be considered “well capitalized” or “adequately capitalized” after payment of such dividends. At December 31, 2009, 200 warrants to purchase common shares are outstanding. These warrants to purchase 400,000 shares of common stock have an exercise price of $4.50 and $5.25 on or before December 31, 2010 and December 31, 2011, respectively. The offering closed on February 28, 2009.

With respect to the Warrants, the fair value of approximately $354,000 was offset by a credit to additional paid-in capital. The fair value of the warrants was determined by using the Black-Scholes pricing model using the following assumptions: volatility of 72%, expected life of 1.5 years, and a risk free interest rate of 3.18%.

(12) Regulatory Matters

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

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12) Regulatory Matters, Continued

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percents (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At December 31, 2009, the Bank had no capital which resulted in the Florida Office of Financial Regulation closing the Bank on February 19, 2010 and the FDIC’s appointment as receiver.

To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percents as set forth in the table. The Bank’s actual capital amounts and percents as of December 31, 2008 are also presented in the table ($ in thousands):

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$12,722	12.34%	$8,247	8.00%	$10,309	10.00%
Tier I Capital (to Risk-Weighted Assets)	11,375	11.03	4,124	4.00	6,186	6.00
Tier I Capital (to Average Assets)	11,375	8.84	5,149	4.00	6,437	5.00

(13) Share-Based Compensation Plans

The Company has three stock option plans. The Employees’ Stock Option Plan is for the benefit of officers and other key employees of the Holding Company, the Bank and CLCC. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period.

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

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13) Share-Based Compensation Plans, Continued

The plans were amended in 2007 to increase the size of the three Company plans so that the number of shares of common stock reserved for issuance under all three Company plans is a collective amount equal to 15% of the common stock outstanding, up to a maximum of 1,500,000 shares. At December 31, 2009, an aggregate of 210,915 options remain available for grant in all three plans.

A summary of the plans is as follows (in thousands, except for share and per share information):

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
The Employees’ Plan:
Options outstanding at December 31, 2007	188,200	$9.42
Options granted	95,500	3.63
Options forfeited	(72,450)	11.49

Options outstanding at December 31, 2008	211,250	6.01
Options granted	30,000	4.11
Options forfeited	(68,250)	8.70

Options outstanding at December 31, 2009	173,000	$4.68	8.33	$—

Options exercisable at December 31, 2009	50,500	$5.86	7.19	$—

The Directors’ Plan:
Options outstanding at December 31, 2007	56,250	7.79
Options granted	33,750	6.00

Options outstanding at December 31, 2008	90,000	7.12
Options granted	37,500	3.60

Options forfeited	(37,500)	5.99
Options outstanding at December 31, 2009	90,000	$6.13	7.80	$—

Options exercisable at December 31, 2009	28,500	$7.23	5.27	$—

The Advisory Directors’ Plan:
Options outstanding at December 31, 2007	20,251	8.78
Options granted	750	3.00
Options exercised	(187)	6.00

Options outstanding at December 31, 2008	20,814	8.57
Options granted	10,000	4.16
Options forfeited	(5,438)	8.34

Options outstanding at December 31, 2009	25,376	$6.88	3.13	$—

Options exercisable at December 31, 2009	12,366	$7.63	1.16	$—

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13) Share-Based Compensation Plans, Continued

There were no options exercised during the years ended December 31, 2009 and 2008. At December 31, 2009 and 2008, there was $242,000 and $413,000, respectively, of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 4.2 years. The total fair value of shares vested and recognized as compensation expense was $148,000 and $95,000 for the years ended December 31, 2009 and 2008, respectively, and no income tax benefit was recognized.

The fair value of each option granted for the years ended December 31, 2009 and 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions ($ in thousands):

	Year Ended December 30,
	2009	2008
Weighted-average risk-free interest rate	2.95%	3.61%
Weighted-average dividend yield	—%	—%
Weighted-average expected stock volatility	11.79%	41.93%
Expected life in years	6.5 years	6.5 years
Per share weighted-average grant-date fair value of options issued during the period	$2.25	2.46

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

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14) Stock Appreciation Rights (“SARS”)

The Company grants SARS to certain officers. The rights allow the participants to receive a cash payment equal to the appreciation of the fair market value of the Company’s common stock. The term of the stock appreciation rights is ten years. At December 31, 2009 and 2008, 60,000 rights and 52,500 rights, respectively were outstanding. There was no expense for the SARS program in 2009 or 2008.

(15) Employee Benefit Plan

The Company offers a 401(k) plan to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the plan for the years ended December 31, 2009 and 2008 were $18,000 and $33,000, respectively.

(16) Related Party Transactions

In the ordinary course of business, the Company accepts deposits from principal officers and directors and their affiliates. At December 31, 2009 and 2008, these deposits were approximately $.8 million and $2.3 million, respectively.

The Company also grants loans to certain principal officers. At December 31, 2009, there were no loans outstanding. At December 31, 2008, the aggregate loan balance was approximately $120,000.

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Holding Company Financial Information

The Holding Company’s financial information as of December 31, 2009 and 2008 and the years then ended follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2009	2008
Assets
Cash	$315	883
Loans, net of allowance for loan losses of $150 in 2009 and 2008	1,660	2,340
Premises and equipment, net	592	610
Other assets	8	852

Total assets	$2,575	4,685

Liabilities and Stockholders’ Equity
Other liabilities	146	188
Investment in subsidiaries	1,056	(14,118)
Stockholders’ equity	1,373	18,615

Total liabilities and stockholders’ equity	$2,575	4,685

Condensed Statements of Operations

	Year Ended December 31,
	2009	2008
Revenues	$174	190
Expenses	(1,331)	(346)
Loss of subsidiaries	(17,141)	(4,922)

Net loss	$(18,298)	(5,078)

(continued)

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(18,298)	(5,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18	19
Deferred tax expense (benefit)	861	(50)
Share-based compensation	148	95
Decrease in other assets	(17)	—
Change in other liabilities	(42)	132
Equity in undistributed loss of subsidiaries	17,141	4,922

Net cash (provided by) used in operating activities	(189)	40

Cash flows from investing activities:
Net decrease in loans	680	—
Investment in subsidiaries	(1,849)	(2,259)

Net cash used in investing activities	(1,169)	(2,259)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants and options	382	—
Net proceeds from sale of preferred stock	427	1,088
Cash dividends paid	(19)	(214)

Net cash provided by financing activities	790	874

Net decrease in cash	(568)	(1,345)
Cash at beginning of the year	883	2,228

Cash at end of year	$315	883

Noncash transactions:
Cash dividends payable at end of year	$—	120

Net change in investment in subsidiary due to net change in accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of tax	$118	(9)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Marco Community Bancorp, Inc. did not have any disagreements with accountants on accounting and financial disclosures during 2009 or 2008.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that MCBI files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations noted below, MCBI’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

(c) Changes in Internal Controls

We have made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

The Company did not fail to file any Form 8-K or to disclose any information required to be disclosed therein during the fourth quarter of 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

General

The Board of Directors is presently comprised of six members and they are: Amil A. DiPadova, Robert A. Marks, Stephen A. McLaughlin, E. Terry Skone, Richard Storm, Jr., and Brooks C.B. Wood, Information relating to the business experience and age of MCBI’s directors is set forth in the following table.

DIRECTORS

Director	Age	Business Experience	Director Since
Amil A. DiPadova	77	Mr. DiPadova became a director this past year. He retired in 1997, after twenty seven years with Rockwell International Corporation and was Corporate Director Operations Support at the time he retired. He is currently managing investments for the DiPadova Family Trust. Mr. DiPadova is a licensed Professional Engineer who received both his Bachelor of Science in Engineering and an Executive Masters of Business of Administration from the University of Pittsburgh.	2009

Robert A. Marks	78	Mr. Marks, a founding director of MCBI and Marco Community Bank, retired from Metropolitan Life Insurance Company in 1986, after a 30-year career, culminating with his service as a Regional Manager based in Nashville, Tennessee. From 1996 to 2001, he was a director of Citizens Community Bank of Florida and Citizens Community Bancorp, Inc. Mr. Marks received a Chartered Life Underwriter degree in 1971 from the American College of Life Underwriters.	2003

Stephen A. McLaughlin	63	Mr. McLaughlin is a founding Director and the Vice Chairman and President of MCBI and was the founding Vice Chairman of the Board of Marco Community Bank. From 2005 until 2007, Mr. McLaughlin also served as MCBI’s Chief Executive Officer. Mr. McLaughlin is also involved in the operation of several Maine-based real estate consulting and timber companies, including Land & Timber Brokers, LLC. He was also a founding director of Citizens Community Bank of Florida and of Citizens Community Bancorp, Inc. and served as a director until both were acquired by F.N.B. Corporation in April 2001. From 1996 to 1998, he served as that bank’s Vice-President of Administration. Mr. McLaughlin graduated from the University of Maine in 1968 with an Electrical Engineering degree.	2003

E. Terry Skone	69	Mr. Skone is a founding director of MCBI and Marco Community Bank. He retired as President and Chairman of Deerwood Bancorporation, Inc. and of First National Bank of Deerwood, Deerwood, Minnesota in 1997, after 42 years of service. Following his retirement, he was a director of Citizens Community Bancorp, Inc. from 1998 to 1999. He received a B.S. from Gustavus Adolphus College in 1962, and in 1969, graduated from the University of Wisconsin School of Banking.	2003

Director	Age	Business Experience	Director Since
Richard Storm, Jr.	68	Mr. Storm is the founding Chairman of the Board of MCBI and has served as its Chief Executive Officer since July 2007. He also currently serves as Chief Executive Officer and President of Marco Community Bank. He has been a resident of Collier County, Florida for over 26 years. Mr. Storm has more than 30 years of experience in banking and was a founding director, Chairman of the Board and Chief Executive Officer of Citizens Community Bank of Florida and its parent holding company, Citizens Community Bancorp, Inc. He served in those capacities until Citizens Community Bancorp, Inc. and its subsidiaries were sold in April 2001 to F.N.B. Corporation. Mr. Storm served as the Chief Executive Officer and President of Citizens Community Bank, a subsidiary of F.N.B. from April 2001 to December 31, 2002. From 1987 to 1994, Mr. Storm served as a director and Corporate Secretary of Citizens National Corporation and as a director of Citizens National Bank, both located in Naples, Florida. Following Citizens National’s merger with AmSouth Bank of Florida in 1994, Mr. Storm served as a City Director of AmSouth Bank until 1995. Mr. Storm was also a director of Danbury Bank and Trust, Danbury, Connecticut from 1973 to 1979 and then after the merger with Connecticut Bank and Trust was appointed a regional director. From 1997 to 1998, he served as a director of the Florida Community Bankers and in 1999 as a director of the Florida Bankers Association. In addition to his many bank affiliations over the years, Mr. Storm has an extensive background in real estate management, marketing, finance and development. He is currently principal shareholder of River Village, Inc. (a condominium development company).	2003

Brooks C.B. Wood	69	Mr. Wood has also served as a Director of the Marco Community Bank since 2006 and from 2004 to 2006 served as a member of its Advisory Board. From 1985 to the present Mr. Wood formed and was a part of Brunswick Associates which acquired land and built the Brunswick Shopping Mall in Brunswick, Maryland and he now is the sole owner and operator of the shopping center. Mr. Wood also had a general real estate brokerage practice under the name Woodbyrne Realty, then The Wood Realty Group, Inc. in Maryland from 1975 to 2004 when he retired as President. Mr. Wood graduated from Emory & Henry College in Emory, Virginia and did graduate work at The American University and Maryland University	2008

Section 16(A) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. During 2009, certain of our directors and executive officers who own our stock filed Form 3’s or Form 4’s with the Securities and Exchange Commission. The information on these filings reflects the current ownership position of all such individuals. To the best of our knowledge, during 2009 all such filings by our officers and directors were made timely except for the following inadvertently late filings: Robert A. Marks (two Form 4s); Brooks C.B. Wood (one Form 4) and Timothy Truesdell (one Form 3).

Board of Directors Meetings

During the year ended December 31, 2009, MCBI’s Board of Directors held 10 meetings. All directors attended at least 75% of the total meetings of the Board of Directors and any committees on which he or she served. MCBI requires its Directors to attend the Annual Meeting of Shareholders and, in 2009, all of our Directors were in attendance.

Committees of The Board of Directors

General

MCBI has five standing committees: the Audit Committee; the Corporate Governance Committee; the Executive Committee; the Nominating Committee; and the Strategic Planning Committee. The following table lists the members of each Committee and the number of meetings that were held.

Board Member	Audit	Corporate Governance	Executive	Nominating	Strategic Planning
Amil A. DiPadova		X
Robert A. Marks	X	X	X	X
Stephen A. McLaughlin	Chair	X	Chair
E. Terry Skone		X
Richard Storm, Jr. (1)		X	X		X
Brooks C.B. Wood	X	X		Chair
Total Meetings in 2009	5	1	5	2	1

(1)	As Chairman of the Board, Mr. Storm, Jr. is an ex officio member of each other committee.

The Audit Committee has adopted a formal charter, which was filed with the 2009 Proxy Statement as Exhibit A. Under its charter, the Committee reviews MCBI’s auditing, accounting, financial reporting and internal control functions, recommends our independent auditor, and reviews the auditor’s services. For further information regarding the Audit Committee, please see the Report of the Audit Committee below.

The Corporate Governance Committee evaluates MCBI’s corporate policies and procedures, which includes periodically reviewing MCBI’s Articles of Incorporation and Bylaws to determine if any recommended changes need to be made. Special emphasis is placed on compliance with the Sarbanes-Oxley Act of 2002 and federal securities laws.

The Executive Committee has the authority of the Board of Directors when the Board is not in session. The Executive Committee may exercise all powers of the Board of Directors in the management of the business and affairs of MCBI under Florida law.

The Nominating Committee meets to evaluate director candidates for MCBI’s Board of Directors. The Board has determined that each member of the Committee is independent as defined by Nasdaq Marketplace Rule 4200(a)(15). This Committee, however, has not yet adopted a charter and does not have written procedures or a policy on the selection of nominees or the evaluation of shareholder recommendations. Until a charter and nominating procedures are put in place, the Committee will continue to make all such decisions on a case-by-case basis, in which it may consider the nominee’s business background, involvement in the community, prior banking experience, and involvement with the Bank. These are the same criteria used in evaluating candidates selected by the Board. Based on the Company’s size and marketing area, the Board believes these policies are appropriate for MCBI.

The Strategic Planning Committee evaluates possible expansionary activities for MCBI, both in new lines of business and new market areas.

ITEM 11.	EXECUTIVE COMPENSATION

The Summary Compensation Table below shows compensation information regarding Richard Storm, Jr., Chairman and Chief Executive Officer of MCBI and Chief Executive Officer and President of Marco Community Bank and 2009 officers Thomas J. Mitchusson, Chief Financial Officer of MCBI and Marco Community Bank, Richard E. Storm, Chief Operating Officer of Marco Community Bank, Anthony J. Iannotta, Executive Vice-President of Marco Community Bank and Paul Nidasio, Chief Credit Officer of Marco Community Bank. The table also includes Thomas M. Whelan, former Chief Financial Officer of MCBI and Marco Community Bank, and Joseph A. Hausauer, former President of Commercial Lending Capital Corp. (“CLCC”). No other executive officer received compensation at a level required to be reported herein by Securities and Exchange Commission regulations.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation		Total
Richard Storm, Jr.	2009	$0	$0	$0	$0		$0
MCBI Chairman & CEO	2008	$0	$0	$0	$0		$0
	2007	$0	$0	$0	$0		$0
Thomas J. Mitchusson	2009	$78,000	$2,923	$0	$0		$80,923
MCBI & Bank Chief Financial Officer	2008	$2,538	$0	$0	$288	(1)	$2,826
	2007	N/A	N/A	N/A	N/A		N/A
Richard E. Storm	2009	$122,708	$10,000	$0	$0		$132,708
MCBI COO	2008	$44,036	$10,000	$0	$738	(2)	$54,774
	2007	N/A	N/A	N/A	N/A		N/A
Anthony J. Iannotta	2009	$96,615	$19,626	$0	$10,652	(3)	$126,893
Bank Executive Vice-President	2008	$134,616	$0	$0	$0		$134,616
	2007	N/A	N/A	N/A	N/A		N/A
Paul Nidasio	2009	N/A	N/A	$0	N/A		N/A
Bank Chief Credit Officer	2008	$137,596	$22,500	$0	$6,092	(2)	$166,188
	2007	N/A	N/A	N/A	N/A		N/A
Joseph A. Hausauer	2009	N/A	N/A	N/A	N/A		N/A
Former CLCC President	2008	N/A	N/A	N/A	N/A		N/A
	2007	$130,000	$38,142	$0	$0		$168,142
Thomas M. Whelan	2009	N/A	N/A	N/A	N/A		N/A
Former MCBI & Bank Chief Financial Officer	2008	$55,846	$0	$0	$3,300	(2)	$59,146
	2007	$128,971	$1,203	$0	$7,000	(4)	$137,174

(1)	Bonus calculated under Share Appreciation Rights granted during 2008.
(2)	Automobile allowance.
(3)	Commissions earned.
(4)	Reimbursement for travel and lodging expenses.

Executive Compensation

MCBI does not have a standing Compensation Committee and instead, the Board of Directors performs the functions that a Compensation Committee would otherwise perform. We believe that it is an advantage to MCBI to be able access and exploit the extensive background and experience of its directors in business, particularly in banking and finance, in evaluating and establishing executive compensation. We believe it is also appropriate for a Company this size to look to its Board of Directors as a whole in establishing executive compensation especially since any executive compensation that was established by a committee would likely come to the Board for approval. Director Stephen McLaughlin does not participate in discussions or decisions involving any compensation he receives and neither Richard E. Storm nor Richard Storm, Jr. participates in discussions and decisions related to compensation either of them receive.

In addition to reviewing competitive market values, the Board also examines the total compensation mix, pay-for-performance relationship, and how all elements, in the aggregate, comprise the executives’ total compensation package. The Board does not have a contractual arrangement with any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation.

The Board of Directors discusses and acts upon the recommendations of Mr. Richard Storm Jr., the Company’s Chief Executive Officer and largest shareholder, with respect to the base salaries of the Named Executive Officers, other than himself. Mr. Storm, Jr. has historically recommended base salary increases by an amount that approximates a percentage range that is also applicable to the overall Company employee population, except for situations involving promotions and/or expanded responsibility. Mr. Storm, Jr. typically has the benefit of geographic and industry based compensation surveys when making his recommendations.

Outstanding Equity Awards at Fiscal Year-End Table

MCBI currently grants stock options under its 2002 Key Employee Stock Compensation Program. We believe MCBI’s long term interests are best advanced through stock option grants by aligning the interest of our executive officers with those of our other shareholders. All stock options are granted at the then-current fair market value of our common stock at the time of the effective date of the grant. The following tables set forth information concerning award grants to MCBI’s named executive officers for 2009. These awards listed below only consisted of stock option grants.

The following table provides information as of December 31, 2009, regarding the MCBI stock options that have been awarded to the named executive officers under MCBI’s Stock Program. The information listed below pertains to those stock options or portions thereof which have not yet been exercised and are currently outstanding.

	Option Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Value of Unexercised In the Money Options at December 31, 2009
Name	Exercisable	Unexercisable			Exercisable	Unexercisable
Richard Storm, Jr.	—	—	—	—	N/A	N/A
Thomas J. Mitchusson	1,500	6,000	$6.00	05/18/18	N/A	N/A
	8,000	32,000	$3.00	12/14/18	N/A	N/A
Joseph A. Hausauer	15,000	—	$6.67	11/07/14	N/A	N/A
Anthony J. Iannotta	7,500	—	$6.00	08/18/13	N/A	N/A
	9,000	13,500	$8.70	12/11/17	N/A	N/A
Paul Nidasio	8,000	12,000	$8.70	12/12/17	N/A	N/A
Richard E. Storm	2,250	9,000	$6.00	06/17/18	N/A	N/A
	7,000	28,000	$3.70	09/15/18	N/A	N/A

Benefits

MCBI currently does not provide medical or related benefits to its officers or directors at the holding company level. Officers of our subsidiaries, however, are provided hospitalization, major medical, long-term disability insurance, dental insurance, and term life insurance under group plans with generally the same terms as are offered to all full-time employees.

Employee Stock Options

MCBI currently provides for the grant of stock option awards and limited rights awards to its and the Bank’s executive officers and other employees under the 2003 Employees’ Stock Option and Limited Rights Plan (“Plan”). An aggregate of fifteen percent of the total number of outstanding shares of MCBI common stock is reserved under the Plan and MCBI’s other two stock option plans together. Employees of MCBI or the Bank may be granted options to purchase shares of common stock, as determined by the Board in its sole discretion.

Options granted under the Plan can be either “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, which are designed to result in beneficial tax treatment to the employee but no tax deduction to MCBI, or “compensatory stock options” which do not give the employee certain benefits of an incentive stock option, but will entitle MCBI to a tax deduction when the options are exercised.

The per share exercise price at which the shares of common stock may be purchased upon exercise of a granted option must be equal to or greater than the Fair Market Value of a share of common stock as of the date of grant. Fair Market Value of a share of common stock is determined as defined in the Plan.

At the discretion of the Board, limited rights may be granted in tandem with options granted under the Plan. Limited rights may only be exercised six months after the date of their grant and they will terminate upon the exercise or termination of the underlying option. A limited right entitles the holder thereof to a cash payment equal to the difference of the option exercise price and the Fair Market Value on the date of exercise. However, limited rights may only be exercised upon a change in control, and when the Fair Market Value of the underlying shares on the day of exercise is greater than the exercise price of the related option.

The Board of Directors may set any vesting schedule for options granted under the Plan. All non-vested stock options and limited rights held under the Plan will be immediately canceled when the holder is terminated for “cause” (as that term is defined in the Plan). In the event of the death or disability of a participant, all options and limited rights held under the Plan, whether or not then exercisable, shall be exercisable (by the participant or his or her legal representative) for a period of 12 months following such death or disability. In the event a participant retires, any options or limited rights held under the Plan, whether or not then exercisable, shall be exercisable for a period of 90 days after such retirement.

Change in Control Agreements

MCBI and Marco Community Bank have entered into Change in Control Agreements with two Marco Community Bank employees. Pursuant to these agreements, if MCBI or Marco Community Bank undergo a Change in Control and the employees are terminated without Just Cause (as those terms are defined in the agreements), the employees shall receive one year’s severance pay. Additionally, the agreements prevent the employees from competing with the Bank for six months after termination of employment.

Share Appreciation Rights

During 2009, the Board of Directors granted Share Appreciation Rights to three executives under which the executives would receive cash bonuses at the beginning of a year if there was a rise in the share price during the previous year. The bonus is based on the increase in the price of a share from the previous year-end to the just ended year. That rise, if any, is multiplied by the number of Share Appreciation Rights for the portion of the year the rights were held. These rights expire ten years from their grant date. The rights will also terminate upon a change in control of MCBI and a final cash bonus would be paid based upon the difference between the share price at the end of the preceding year and the price paid per share for the shares acquired in the change in control.

Director Compensation

In 2009, neither MCBI nor its subsidiaries paid any cash or non-cash compensation to their directors.

At the 2004 Annual Meeting, the shareholders approved the 2003 Directors’ Stock Option Plan and Limited Rights Plan (“Directors’ Plan”) and amended it at the 2007 Annual Meeting. The following is a summary of the material features of the Directors’ Plan, which is qualified in its entirety by reference to the Directors’ Plan, which was included with the 2004 Proxy Statement.

An aggregate of fifteen percent of the total number of outstanding shares of MCBI common stock is reserved under the Directors’ Plan and MCBI’s other two stock option plans together. The maximum number of shares an MCBI director may be granted options for is 11,250, the maximum number for a Bank director is 7,500. Each current MCBI and Bank director has already been granted those amounts of options. Any new directors that are elected or appointed to the Boards of MCBI, the Bank, or any subsidiary thereof, may be granted options to purchase shares of common stock, as determined by the Board in its sole discretion.

The purpose of the Directors’ Plan is to promote the growth and profitability of MCBI and the Bank by providing outside directors with an incentive to achieve the long-term objectives of MCBI and Marco Community Bank. We believe that the Directors’ Plan will assist in our being able to attract and retain non-employee directors with outstanding competence at MCBI and Marco Community Bank, while at the same time, provide such outside directors with an opportunity to acquire an equity interest in MCBI. The Directors’ Plan authorizes the granting of non-statutory stock options (options which do not qualify as incentive stock options). The shares of common stock used under the Directors’ Plan shall be from authorized and previously unissued shares.

The per share exercise price at which the shares of common stock may be purchased upon exercise of a granted option will be equal to or greater than the Fair Market Value of a share of common stock as of the Date of Grant, as those terms are defined in the Directors’ Plan.

At the discretion of the Board, limited rights may be granted in tandem with any options granted under the Director’s Plan. A limited right entitles the holder thereof to a cash payment equal to the difference of the option exercise price and the Fair Market Value on the date of exercise. Limited rights may only be exercised six months after the date of their grant and will terminate upon the exercise or termination of their underlying option. However, the limited rights are only exercisable upon a change in control when the Fair Market Value of the underlying shares on the day of exercise is greater than the exercise price of the related option.

The Board may set any vesting schedule for options granted under the Directors’ Plan. All stock options and limited rights held under the Directors’ Plan will be immediately canceled when the holder is removed from the Board for “cause” (as that term is defined in the Directors’ Plan). In the event of the death or disability of a participant, all options and limited rights held under the Directors’ Plan, whether or not then exercisable, shall be fully vested and exercisable (by the participant or his or her legal representative) for a period of 12 months following such death or disability. In the event a participant retires from the Board, any options or limited rights held under the Directors’ Plan, whether or not then exercisable, shall be exercisable for a period of 90 days after such retirement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table contains information regarding the current beneficial ownership of MCBI common stock of each director, director nominee, non-director executive officer as of August 11, 2010. Collectively, these individuals own 34.33% of our outstanding common stock. To the best of our knowledge, Directors McLaughlin, Skone, and Storm, Jr. and Ms. Melanie J. Hanson (a former MCBI director) are the only beneficial owners of more than 5% of MCBI’s common stock. Ms. Hanson, c/o Marco Community Bank, 1770 San Marco Road, Marco Island, Florida 34145, owns 205,775 shares of common stock, or 6.39% of the outstanding shares.

Directors and Executive Officers	Number of Shares Owned(1)	Right to Acquire(2)	Total % of Beneficial Ownership(3)	To be Acquired Upon Conversion of Series B(4) and C(5) Preferred Stock
Amil A. DiPadova	78,400	11,250	2.68	2,000
Robert A. Marks	58,000	11,250	2.07	14,000
Stephen A. McLaughlin	183,000	0	5.49	30,000
E. Terry Skone	195,858	8,000	6.11	32,000
Richard Storm, Jr.	457,374	120,000	16.74	240,000
Brooks C.B. Wood	64,100	11,250	2.26	32,000

All directors, director nominees and executive officers as a group (6 individuals)	1,036,732	161,750	34.33%	350,000

(1)	Includes shares for which the named person:
•	has sole voting and investment power;
•	has shared voting and investment power; or
•	holds in an IRA or other retirement plan or program, unless otherwise indicated in these footnotes.
(2)	Includes options that are exercisable within 60 days of the date of this Proxy Statement and also includes currently exercisable Warrants that were issued with Series C Preferred Stock. Each Warrant allows for the purchase of 2,000 shares of common stock. Does not include the shares underlying the Series B and C Preferred Stock.
(3)	Assumes only the indicated individual or group exercises their options.
(4)	Each share of Series B Preferred Stock is mandatorily convertible into 6,000 shares of common stock at the sole discretion of MCBI’s Board of Directors at any time after November 19, 2009.
(5)	Each share of Series C Preferred Stock is convertible into 2,000 shares of common stock and was paired with one Warrant which is described above in footnote 2.

Changes in Control

At December 31, 2009, the Company was not aware of any arrangements that may result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company hereby incorporates by reference Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Certain directors, executive officers, and principal shareholders (defined as individuals owning 5% or more of MCBI common stock) of MCBI are customers of, and have banking relations with, Marco Community Bank. We have a policy, however, of not making loans to our directors or executive officers. Therefore, as of December 31, 2009, neither MCBI nor its subsidiaries had any loans outstanding to its directors, executive officers, or principal shareholders.

Director Independence

The Board of Directors has determined that except for Stephen A. McLaughlin and Richard Storm, Jr., each member of the Board is an “independent director” within the meaning of the Nasdaq Marketplace Rule 4200(a)(15). The determination that Mr. McLaughlin and Mr. Storm are not independent was based upon the fact that they serve as executives as well as directors of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The aggregate fees billed for professional services by Hacker, Johnson in connection with the audit of the annual financial statements and the reviews of the financial statements included in MCBI’s filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2008 and December 31, 2009, were $42,500 and $42,500, respectively.

Audit-Related Fees: In 2008 and 2009, Hacker, Johnson did not bill MCBI for audit-related fees.

Tax Fees: Hacker, Johnson billed MCBI $4,000 in both 2008 and 2009, for tax compliance and advice, including the preparation of MCBI’s corporate tax returns.

All Other Fees: Excluding those fees described above, Hacker, Johnson did not bill MCBI in 2008 or 2009 for any other fees.

In all instances, Hacker, Johnson’s performance of these services was pre-approved by MCBI’s Audit Committee at a meeting thereof where all relevant facts were disclosed and discussed.

REPORT OF THE AUDIT COMMITTEE

The Board of Directors believes that the members of the Audit Committee are all “Independent Directors” under Nasdaq Marketplace Rule 4200(a)(15) in that they have no relationships that would impair their abilities to objectively and impartially execute their duties.

The functions of the Audit Committee are focused on three areas:

•	The adequacy of MCBI’s internal controls and financial reporting process and the reliability of MCBI’s financial statements;

•	The performance of MCBI’s internal auditors and the independence and performance of MCBI’s independent auditors; and

•	MCBI’s compliance with legal and regulatory requirements.

The Audit Committee has met periodically with management to consider the adequacy of MCBI’s internal controls and the objectivity of its financial reporting. These matters were discussed with MCBI’s independent auditors. The Audit Committee also met with the independent auditors without management present. The independent auditors have unrestricted access to the members of the Audit Committee. In addition, the Audit Committee also recommends to the Board the appointment of the independent auditors and periodically reviews their performance, fees, and independence from management.

No member of our Audit Committee has the requisite financial expertise to qualify as an “audit committee financial expert” as defined by Securities and Exchange Rules. The Board has determined that, given the size of our organization and the number of competitors in our marketplace, obtaining an “audit committee financial expert” who has the specific bank accounting experience to qualify as such, would be extremely difficult. However, the Board believes that all of our current Audit Committee members have a level of financial literacy and familiarity with banking operations to provide strong financial guidance to the Committee and MCBI, with the assistance of our independent auditors.

Management has primary responsibility for MCBI’s financial statements and the overall reporting process, including the system of internal controls. The independent auditors audit the annual financial statements prepared by management and express an opinion as to whether those financial statements fairly present the financial position, results of operations and cash flows of MCBI in conformity with accounting principles generally accepted in the United States of America, and discuss with the Committee any issues they believe should be raised and addressed. The Audit Committee monitors these processes, relying without independent verification, on the information provided to the Audit Committee and on the representations made by management and the independent auditors.

This year, the Audit Committee reviewed MCBI’s audited financial statements as of, and for, the fiscal year ended December 31, 2009, and met with both management and MCBI’s independent auditors to discuss those financial statements. Management has represented to the Committee that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

The Audit Committee received from, and discussed with, MCBI’s independent auditors, Hacker, Johnson & Smith, P.A., the written disclosure and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence. These items relate to the independent auditor’s independence from MCBI. The Committee also discussed with Hacker, Johnson & Smith, P.A. any matters required to be discussed by the Statement on Auditing Standards No. 61 (Communication with Audit Committees).

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that MCBI’s audited financial statements be included in MCBI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Steve McLaughlin, Chairman, Robert A. Marks and Brooks C. B. Wood

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report at pages 32 through 63:

•	Consolidated Financial Statements of Marco Community Bancorp, Inc. (including all required schedules):

1.	Independent Auditor’s Report;

2.	Consolidated Balance Sheets at December 31, 2009 and 2008;

3.	Consolidated Statements of Operations, Changes in Stockholders’ Equity, and Cash Flows for years ended December 31, 2009 and 2008.

4.	Notes to Consolidated Financial Statements

•	Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date set forth below.

MARCO COMMUNITY BANCORP, INC.

/s/ RICHARD STORM, JR.	August 16, 2010
Richard Storm, Jr.
Principal Executive Officer

/s/ E. TERRY SKONE	August 17, 2010
E. Terry Skone
Acting Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates set forth below:

Signature	Title	Date

/S/ AMIL A. DIPADOVA Amil A. DiPadova	Director	August 20, 2010

/S/ ROBERT A. MARKS Robert A. Marks	Director	August 20, 2010

/S/ STEVEN A. MCLAUGHLIN Steven A. McLaughlin	Director	August 19, 2010

/S/ E. TERRY SKONE E. Terry Skone	Director and Acting Chief Financial Officer	August 17, 2010

/S/ RICHARD STORM, JR. Richard Storm, Jr.	Director and Chief Executive Officer	August 16, 2010

/S/ BROOKS C. B. WOOD Brooks C. B. Wood	Director	August 19, 2010