Form 10-Q
period 2010-03-31
MARCO COMMUNITY BANCORP INC
filed 2010-09-29
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

(239) 389-4300

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☐    NO    *     * The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	3,328,608 shares
(class)	Outstanding at September 27, 2010

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash	$265	$315
Loan, net of allowance for loan losses of $275 in 2010 and $150 in 2009	1,475	1,660
Premises and equipment, net	206	592
Other assets	21	8
Assets of discontinued operations	—	116,238

Total assets	$1,967	$118,813

Liabilities and Stockholders’ Equity

Liabilities:
Other liabilities	$77	$146
Liabilities of discontinued operations	—	117,294

Total liabilities	77	117,440

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, 296 shares outstanding	—	—
Preferred stock, series B, $51,000 liquidation value; 125 shares authorized, 96 shares outstanding	4,896	4,896
Preferred stock, series C, $7,500 liquidation value, 750 shares authorized, 200 shares outstanding	1,232	1,191
Common stock, $.01 par value; 9,000,000 shares authorized, 3,328,608 shares issued and outstanding	33	33
Additional paid-in capital	21,463	21,504
Accumulated deficit	(25,734)	(26,369)
Accumulated other comprehensive income	—	118

Total stockholders’ equity	1,890	1,373

Total liabilities and stockholders’ equity	$1,967	$118,813

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009

Interest income	$37	$53
Provision for loan losses	(125)	—
Impairment of premises and equipment	(385)	—
General and administrative expenses	(65)	(66)

Loss from continuing operations before income tax benefit	(538)	(13)

Income tax benefit	—	(5)

Net loss from continuing operations	(538)	(8)

Gain (loss) from discontinued operations	1,173	(201)

Net income (loss)	635	(209)

Preferred stock dividends and amortization of preferred stock discount	41	96

Net income (loss) available to common stockholders	$594	$(305)

Net income (loss) per common share, basic and diluted, from:
Continuing operations	$(0.16)	$—
Discontinued operations	0.35	(0.06)

Net income (loss)	0.19	(0.06)
Preferred stock dividends and amortization of preferred stock discount	0.01	0.03

Net income (loss) available to common stockholders	$0.18	$(0.09)

Weighted-average number of shares outstanding, basic and diluted	3,329	3,223

Dividends per common share	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2010

(In thousands)

	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2009	$4,896	$1,191	$33	$21,504	$(26,369)	$118	$1,373

Comprehensive income:
Net income (Unaudited)	—	—	—	—	635	—
Net change in unrealized holding gains on securities (Unaudited)	—	—	—	—	—	(118)
Total comprehensive income	—	—	—	—	—	—	517
Amortization of preferred stock discount (Unaudited)	—	41	—	(41)	—	—	—

Balance at March 31, 2010 (Unaudited)	$4,896	$1,232	$33	$21,463	$(25,734)	$—	$1,890

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$635	$(209)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1	4
Provision for loan losses	125	—
Impairment of premises and equipment	385	—
(Gain) loss from discontinued operations	(1,173)	201
Increase in other assets	(13)	(10)
Increase (decrease) in other liabilities	(70)	976

Net cash provided by (used in) operating activities	(110)	962

Cash flows from investing activities:
Net decrease in loans	60	—
Investment in subsidiaries	—	(500)

Net cash provided by (used in) investing activities	60	(500)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	427
Preferred dividends payable	—	(139)

Net cash provided by financing activities	—	288

Net increase (decrease) in cash	(50)	750

Cash at beginning of period	315	883

Cash at end of period	$265	$1,633

Noncash transactions:

Cash dividends payable at end of period	$—	$77

Change in net assets of discontinued operations due to net change in accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$(118)	$83

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. Description of Business and Basis of Presentation

General. Marco Community Bancorp, Inc. (the “MCBI”), which was incorporated on January 28, 2003, owns 100% of the outstanding common stock of Marco Community Bank (the “Bank”) and Commercial Lending Capital Corp. (“CLCC”) (formerly MCB Commercial Lending Corp.) (collectively, the “Company”). MCBI’s only business activities were the operation of the Bank and CLCC. The Bank was a state (Florida) chartered commercial bank. The Bank offered a variety of community banking services to individual and corporate customers through its banking office located in Marco Island, Florida. The deposits of the Bank were insured by the Federal Deposit Insurance Corporation. CLCC was incorporated to provide commercial loans to customers that would otherwise seek financing elsewhere because of credit limit constraints. Effective December 31, 2008, CLCC’s operations were suspended due to economic conditions.

The amounts presented in the Condensed Consolidated Statements of Operations (unaudited) in this report reflect the interim operations of the Bank from January 1, 2010 through the closure of the Bank by the FDIC on February 19, 2010, as a single line item gain (loss) from discontinued operations.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2010, and the results of operations and cash flows for the three-month periods ended March 31, 2010 and 2009. The results of operations for the three-month period ended March 31, 2010, are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Regulatory Action. On February 19, 2010, the Bank was closed by the Florida Office of Financial Regulation (“OFR”) and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver of the Bank. Subsequent to the closure, Mutual of Omaha Bank, Nebraska (“Mutual of Omaha”) assumed all of the deposits of the Bank and purchased essentially all of the Bank’s assets in a transaction facilitated by the FDIC. On February 20, 2010, the one office of the Bank reopened as a branch of Mutual of Omaha.

The Company’s principal asset was the capital stock that it owns in the Bank, and, as a result of the closure of the Bank, the Company has minimal remaining tangible assets. The Company did not realize any recovery following the closing of the Bank and sale of its assets by the FDIC, nor is any recovery expected. Since the closing of the Bank, the principal assets of the Company are its office condominium, a participation in a loan receivable, and cash.

Going Concern. The closing of the Bank on February 19, 2010, was due to continuing increases in nonperforming assets, declining net interest margin, continuing high levels of operating expenses related to the credit problems and eroding regulatory capital. The closing raises substantial doubt about the Company’s ability to continue as a going concern. Management evaluated and was involved in on-going negotiations for all potential alternative sources of capital to meet the Bank’s capital requirements, including equity investors, a sale or merger of the Company or Bank and recapitalization opportunities but was unable to obtain capital to meet the Bank’s capital requirements resulting in the closure of the Bank.

Subsequent to the Bank’s closure, the Company began exploring methods of winding up its operations. Any ultimate distribution of assets will occur in accordance with Florida law, the Company’s Articles of Incorporation, and the terms of the Company’s outstanding series of Preferred Stock.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. Description of Business and Basis of Presentation (Continued)

Discontinued Operations. As noted above, our primary business segment – the Bank – was closed by the OFR and FDIC on February 19, 2010. The following is a summary of the disclosures for the discontinued operations of the Bank (in thousands):

A summary of the results of operations of the discontinued Bank for the three months ended March 31, 2009 (in thousands):

Interest income	$1,632
Interest expense	818

Net interest income	814
Provision for loan losses	130

Net interest income after provision for loan losses	684
Noninterest income	136
Noninterest expenses	1,141

Loss before income taxes	(321)
Income tax benefit	(120)

Net loss	(201)
Dividends on preferred stock	—

Net loss available to common stockholders	$(201)

A summary of the assets, liabilities, and stockholder’s equity of the discontinued Bank as of December 31, 2009 (in thousands):

Assets
Cash and due from banks	$1,194
Interest-bearing deposits	792

Total cash and cash equivalents	1,986
Securities available for sale	10,493
Loans held for sale	3,199
Loans, net of allowance for loan losses of $6,828	93,972
Other real estate owned	2,761
Premises and equipment, net	2,611
Federal Reserve Bank stock, at cost	368
Federal Home Loan Bank stock, at cost	238
Accrued interest receivable	444
Other assets	166

Total assets	$116,238

Liabilities and Stockholder’s Equity
Liabilities:
Noninterest-bearing demand deposits	$9,281
Savings, NOW and money-market deposits	63,287
Time deposits	44,215

Total deposits	116,783
Repurchase agreements	118
Accrued interest payable and other liabilities	393

Total liabilities	117,294

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. Description of Business and Basis of Presentation (Continued)

Stockholder’s equity (deficit):
Common stock, $.01 par value	3,200
Additional paid-in capital	19,300
Accumulated deficit	(23,674)
Accumulated other comprehensive income	118

Total stockholder’s deficit	(1,056)

Total liabilities and stockholder’s equity	$116,238

For the three-month period ended March 31, 2010, we have reported the operations of MCBI only and the gain from discontinued operations of the Bank. Following the closure of the Bank, the OFR and FDIC seized all records of the Bank and we have been unable to obtain the results of the operations of the Bank from January 1, 2010 to February 19, 2010. Management of the Company believes the time and cost involved in trying to obtain or reconstruct this interim information for 2010 would not be beneficial or meaningful to the shareholders of the Company.

NOTE 2. Loan Impairment and Loan Losses

Impaired collateral dependent loans were as follows (in thousands):

	March 31, 2010	December 31, 2009

Balance at end of period	$1,750	$1,810
Total related allowance for losses	(275)	(150)

Net investment in impaired loan	$1,475	$1,660

	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Average net investment in impaired loan	$1,568	$2,000

Interest income recognized on impaired loan	$37	$174

Interest income received and not recognized on impaired loan	$—	$—

At March 31, 2010 and December 31, 2009, the Company (exclusive of the discontinued Bank) had no nonaccrual loans. The $1.8 million outstanding loan at March 31, 2010 and December 31, 2009, is one participation loan with Mutual of Omaha.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2. Loan Impairment and Loan Losses (Continued)

The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Beginning balance	$150	$150
Recoveries	—	—
Charge-offs	—	—
Provision for loan losses	125	—

Ending balance	$275	$150

NOTE 3. Nonperforming Assets

Nonperforming assets include nonaccrual loans. Nonaccrual loans represent loans of which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. At March 31, 2010 and December 31, 2009, the Company (exclusive of the discontinued Bank) did not have any restructured loans.

The Company discontinues interest accruals when principal or interest is due and has remained unpaid for ninety days. When a loan is placed on nonaccrual status, all unpaid interest is reversed. Nonaccrual loans may not be restored to accrual status unless they have a sustained history of repayments in addition to the repayment of all delinquent principal and interest. At March 31, 2010 and December 31, 2009, the Company (exclusive of the discontinued Bank) had no loans which were over ninety days past due and still accruing interest.

Nonperforming loans are closely monitored on an ongoing basis as part of the Company’s loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

The Company (exclusive of the discontinued Bank) had no nonperforming assets at March 31, 2010 and December 31, 2009.

NOTE 4. Impairment of Long-Lived Assets and Other Real Estate Owned

Impairment of Long-Lived Assets. Long-lived assets, such as premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the assets can be recovered from undiscounted future cash flows. Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to maintain profitability, so as to be able to meet its obligations when they become due. At March 31, 2010, the Company recorded an impairment charge to operations of its office condominium totaling $385,000, which reduced the carrying value of the office condominium to $206,000, net of accumulated depreciation.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4. Impairment of Long-Lived Assets and Other Real Estate Owned (Continued)

Other real estate owned (“OREO”). OREO is comprised of real estate properties obtained in partial or total satisfaction of loan obligations When the FDIC was named as receiver of the Bank, all OREO owned by the Company was transferred to Mutual of Omaha and/or the FDIC.

Before the Bank was closed, at the time of booking OREO, the Company ordered a current appraisal and booked OREO at the lower of the carrying value or the fair market value less the cost to sell. OREO was actively marketed by professional real estate individuals in an attempt to sell parcels at their current market value. The Company is exposed to the weakening real estate conditions in the Florida markets including Orlando, Naples, Fort Myers, and Tampa. With the general economic downturn, the Company was not always able to sell its OREO property at the current market value and as a result experienced an increase in OREO.

NOTE 5. Net Income (Loss) Per Common Share

Net income (loss) per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and convertible preferred stock are not considered dilutive securities for the three months ended March 31, 2010, due to the exercise price being greater than the average market price of the Company’s common stock, and for the three months ended March 31, 2009, due to the net loss incurred by the Company.

NOTE 6. Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The directors advisory stock option plan is being expensed over the vesting period based on the fair value of the option on the date the options become fully vested. The Company recognizes stock-based compensation expense in salaries and employee benefits in the accompanying condensed consolidated statements of operations on an accelerated basis over the vesting period.

In 2004, the Company adopted three stock option plans. The Employees’ Stock Option Plan is for the benefit of officers and other key employees of MCBI, the Bank and CLCC. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and vest 20% a year over a five year period.

The Directors’ Stock Option Plan is for the benefit of directors of MCBI, the Bank and CLCC. Stock options are granted at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. These options have ten year terms and have various vesting schedules.

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

NOTE 6. Share-Based Compensation (Continued)

The plans were amended in 2007 to increase the size of the three Company plans so that the number of shares of common stock reserved for issuance under all three Company plans is a collective amount equal to 15% of the common stock outstanding, up to a maximum of 1,500,000 shares.

Given the limited assets that are expected to be available upon liquidation of the Company, the Company does not anticipate that any additional options will be granted or exercised and none were granted or exercised during the three months ended March 31, 2010. Due to the effect of forfeitures, no compensation expense was incurred during the three months ended March 31, 2010, and none is expected to be incurred in future periods.

A summary of the stock options plans and assumptions used to calculate the fair value of the options granted have been omitted from this report since no options were granted or exercised during the three months ended March 31, 2010, and none are expected to be granted in future periods.

NOTE 7. Fair Value Measurements

The Company (exclusive of the discontinued Bank) had no assets subject to fair value measurements on a recurring basis at March 31, 2010 or December 31, 2009. Assets measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009, are summarized as follows (in thousands):

	March 31, 2010				Losses	Losses Recorded in Operations During 2010
	Total	(Level 1)	(Level 2)	(Level 3)

Loan	$1,475	$—	$—	$1,475	$275	$125
Premises and equipment	$206	$—	$—	$206	$385	$385

	December 31, 2009				Losses	Losses Recorded in Operations During 2009
	Total	(Level 1)	(Level 2)	(Level 3)

Loan	$1,660	$—	$—	$1,660	$150	$—

The estimated carrying amounts and fair values of the Company’s financial instruments were as follows (in thousands):

	At March 31, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$265	$265	$315	$315

Loans, net	$1,475	$1,475	$1,660	$1,660

Accrued interest receivable	$21	$21	$8	$8

Financial liabilities	$—	$—	$—	$—

Off-balance sheet financial instruments	$—	$—	$—	$—

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8. Preferred Stock

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

On November 20, 2008, the Company commenced a private placement offering of units of its Series C Preferred Stock (“Series C Preferred Stock”) and warrants to purchase common stock (“Warrants”). The offering closed on February 28, 2009. Each unit was comprised of: (1) one share of Series C Preferred Stock, which is convertible into 2,000 shares of common stock; and (ii) one Warrant to purchase 2,000 shares of common stock. The Series C Preferred Stock has no voting rights, but does have a liquidation preference value of $7,500 per share. Semiannual cash dividends of $157.50 per share are payable in arrears and are not cumulative or payable at any time when the Bank would not be considered “well capitalized” or “adequately capitalized” after payment of such dividends. At March 31, 2010, 200 shares of Series C Preferred Stock and 151 warrants to purchase common shares are outstanding. These warrants to purchase 302,000 shares of common stock have an exercise price of $4.50 and $5.25 on or before December 31, 2010 and December 31, 2011, respectively.

The Company has not declared or paid any preferred stock dividends since 2009.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of March 31, 2010 and December 31, 2009

General

Marco Community Bancorp, Inc. (“MCBI”) was incorporated under the laws of the State of Florida on January 28, 2003, for the purpose of organizing Marco Community Bank (the “Bank”) (MCBI and the Bank are collectively referred to as the “Company”) and purchasing 100% of the to-be-issued capital stock of the Bank. The Company was formed by a group of Marco Island business leaders, bank executives, and community leaders who believed that there was a significant demand for a locally-owned community bank.

The Bank commenced business operations on August 18, 2003 in a temporary facility located at 1770 San Marco Road, Marco Island, Florida. Our permanent office condominium facility was completed at the same site and we commenced occupancy in the third quarter of 2004.

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

The Company’s principal asset was the capital stock that it owns in the Bank, and, as a result of the closure of the Bank, the Company has minimal remaining tangible assets. The Company did not realize any recovery following the closing of the Bank and sale of its assets by the FDIC, nor is any recovery expected. Since the closing of the Bank, the principal assets of the Company are its office condominium, a participation in a loan receivable, and cash.

The Company is exploring methods of winding up its operations. Any ultimate distribution of assets will occur in accordance with Florida law, the Company’s Articles of Incorporation and the terms of the Company’s outstanding series of Preferred Stock.

The amounts presented in the Condensed Consolidated Statements of Operations (unaudited) in this report reflect the interim operations of the Bank from January 1, 2010 through the closure of the Bank by the FDIC on February 19, 2010, as a single line item gain (loss) from discontinued operations. Accordingly, the reader of this Form 10-Q should understand that this report was prepared to comply with the disclosures typically presented by a publicly-held bank and not be misled by the use of present tense language describing the operations of the Bank.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity

Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Asset liquidity is provided by cash and assets which are readily marketable, that can be pledged, or which will mature in the near future. Given the limited operations of the Company since the closure of the Bank, the need for liquidity management is also limited. The Company expects to meet its liquidity needs with existing cash on hand.

Capital Resources

The Federal Reserve Bank and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels. These capital requirements no longer apply to the Bank or the Company as a result of the Bank closure.

Off-Balance Sheet Arrangements

The Company is not a party to financial instruments with off-balance-sheet risk. There are no commitments for additional funding for the loan participation owned by the Company at March 31, 2010.

Results of Operations

Selected ratios have not been presented for the three months ended March 31, 2010. As a result of the closure of the Bank, limited activity has been reported for the Company in the first quarter of 2010.

A table for the three months ended March 31, 2009, presenting (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin can be found in the Company’s Form 10-Q for the quarter ended March 31, 2009. A comparable table is not included in this report as the Bank’s activity through its closure is reported as a single line item (gain (loss) from discontinued operations) in the accompanying condensed consolidated financial statements, and is not meaningful to the reader.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of the Three Months Ended March 31, 2010 and 2009

Net income for the three months ended March 31, 2010, was $635,000 as compared to a net loss of $209,000 for the three months ended March 31, 2009. The major components of net income were as follows:

•

A gain on the discontinued operations of $1,173,000 in 2010 as compared to a loss of $201,000 in 2009. As noted previously, the results of operations for the three months ended March 31, 2010 and 2009, reflect the results of the Bank reported as discontinued operations. The gain in 2010 was the result of the discontinued Bank’s liabilities exceeding the assets as follows (in thousands):

Total liabilities	$117,294
Less total assets	(116,238)

1,056
Net change in unrealized holding gains on securities	118
Rounding	(1)

$1,173

•

Interest income of $37,000 and $53,000 for the three months ended March 31, 2010 and 2009, respectively, on the loan participation held by the Company. The decline in interest income of $16,000 is consistent with the reducing principal balance of the loan.

•	An additional provision for loan losses of $125,000 was recorded in 2010 on the participation loan receivable. No provision for loan losses was recorded in 2009.

•	An impairment charge to operations of premises and equipment of $385,000 in 2010. There was no such charge in 2009.

•	Noninterest expenses of $65,000 in 2010 and $66,000 in 2009.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, our Principal Executive Officer and Principal Financial Officer concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On August 22, 2008, the Bank, instituted an action (Marco Community Bank v. Atlantic Capital Associates, Inc., Florida Capital Bank N.A. and Allen C. Ewing & Co., Case No. 086362CA) in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County, Florida against each of Atlantic Capital Assoc., Inc.(“ACA”), Florida Capital Bank, N.A. (“FCB”) and Allen C. Ewing & Co. (“Ewing” and collectively with ACA and FCB, the “Defendants”).

Specifically, the Bank alleged that ACA, the loan originator, loan servicer, lender, and underwriter, along with its agents FCB and Ewing, failed to underwrite mortgage loans in conformity with their own offering documents, servicing agreements and industry standards. In addition, the Bank alleged that the Defendants also failed to perform as required under their agreements with the bank and that all of these failures and conflicts led up to the issuance of loan pools, which were impaired securities founded on material misstatements and omissions in the offering documents, servicing agreements and other material documents delivered in connection with the purchase of these loan pools by the Bank.

As a result of the Bank being closed and the FDIC being appointed as receiver of the Bank, the FDIC replaced the Bank as the Plaintiff in this case. The Company no longer has an interest in this litigation or its outcome.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

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

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

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

MARCO COMMUNITY BANCORP, INC.
(Registrant)

Date: September 27, 2010	By:	/s/ Richard Storm, Jr.
Richard Storm, Jr., Principal Executive Officer

Date: September 27, 2010	By:	/s/ E. Terry Skone
E. Terry Skone
Acting Principal Financial Officer