Form 10-Q
period 2010-06-30
MARCO COMMUNITY BANCORP INC
filed 2010-09-29
CIK 1221354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	3,328,608 shares
(class)	Outstanding at September 27, 2010

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash	$280	$315
Loan, net of allowance for loan losses of $275 in 2010 and $150 in 2009	1,430	1,660
Premises and equipment, net	204	592
Other assets	—	8
Assets of discontinued operations	—	116,238

Total assets	$1,914	$118,813

Liabilities and Stockholders’ Equity

Liabilities:
Other liabilities	$72	$146
Liabilities of discontinued operations	—	117,294

Total liabilities	72	117,440

Stockholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized, 296 shares outstanding	—	—
Preferred stock, series B, $51,000 liquidation value; 125 shares authorized, 96 shares outstanding	4,896	4,896
Preferred stock, series C, $7,500 liquidation value, 750 shares authorized, 200 shares outstanding	1,273	1,191
Common stock, $.01 par value; 9,000,000 shares authorized, 3,328,608 shares issued and outstanding	33	33
Additional paid-in capital	21,422	21,504
Accumulated deficit	(25,782)	(26,369)
Accumulated other comprehensive income	—	118

Total stockholders’ equity	1,842	1,373

Total liabilities and stockholders’ equity	$1,914	$118,813

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest income (net of reversals)	$(10)	$59	$27	$112
Provision for loan losses	—	—	(125)	—
Reserve for impairment	—	—	(385)	—
General and administrative expenses	(38)	(105)	(103)	(171)

Loss from continuing operations before income tax benefit	(48)	(46)	(586)	(59)

Income tax benefit	—	(17)	—	(22)

Net loss from continuing operations	(48)	(29)	(586)	(37)

Gain (loss) from discontinued operations	—	(2,650)	1,173	(2,851)

Net income (loss)	(48)	(2,679)	587	(2,888)

Preferred stock dividends and amortization of preferred stock discount	41	49	82	145

Net income (loss) available to common stockholders	$(89)	$(2,728)	$505	$(3,033)

Net income (loss) per common share, basic and diluted, from:
Continuing operations	$(0.02)	$(0.01)	$(0.18)	$(0.01)
Discontinued operations	—	(0.81)	0.35	(0.88)

Net income (loss)	(0.02)	(0.82)	0.17	(0.89)
Preferred stock dividends and amortization of preferred stock discount	0.01	0.01	0.02	0.04

Net income (loss) available to common stockholders	$(0.03)	$(0.83)	$0.15	$(0.93)

Weighted-average number of shares outstanding, basic and diluted	3,329	3,274	3,329	3,248

Dividends per common share	$—	$—	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2010

(In thousands)

	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2009	$4,896	$1,191	$33	$21,504	$(26,369)	$118	$1,373

Comprehensive income:
Net income (Unaudited)		—	—	—	635	—
Net change in unrealized holding gains on securities (Unaudited)	—	—	—	—	—	(118)
Total comprehensive income	—	—	—	—	—	—	517
Amortization of preferred stock discount (Unaudited)	—	41	—	(41)	—	—	—

Balance at March 31, 2010 (Unaudited)	4,896	1,232	33	21,463	$(25,734)	—	1,890

Comprehensive income:
Net loss (Unaudited)		—	—	—	(48)	—
Total comprehensive loss	—	—	—	—	—	—	(48)
Amortization of preferred stock discount (Unaudited)	—	41	—	(41)	—	—	—

Balance at June 30, 2010 (Unaudited)	$4,896	$1,273	$33	$21,422	$(25,782)	$—	$1,842

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$587	$(2,888)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3	9
Provision for loan losses	125	—
Share-based compensation	—	55
Deferred income tax benefit	—	(20)
Impairment of premises and equipment	385	—
(Gain) loss from discontinued operations	(1,173)	2,851
Decrease in other assets	8	—
Decrease in other liabilities	(75)	(14)

Net cash used in operating activities	(140)	(7)

Cash flows from investing activities:
Net decrease in loans	105	554
Investment in subsidiaries	—	(1,850)

Net cash provided by (used in) investing activities	105	(1,296)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	427
Net proceeds from exercise of warrants	—	382
Preferred dividends payable	—	(151)

Net cash provided by financing activities	—	658

Net decrease in cash	(35)	(645)

Cash at beginning of period	315	883

Cash at end of period	$280	$238

Noncash transactions:

Change in net assets of discontinued operations due to net change in accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale, net of tax	$(118)	$44

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2010, and the results of operations and cash flows for the three and six month periods ended June 30, 2010 and 2009. The results of operations for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

Going Concern. The closing of the Bank on February 19, 2010, was due to continuing increases in nonperforming assets, declining net interest margin, continuing high levels of operating expenses related to the credit problems and eroding regulatory capital. The closing raises substantial doubt about the Company’s ability to continue as a going concern. Management evaluated and was involved in on-going negotiations for all potential alternative sources of capital to meet the Bank’s capital requirements, including equity investors, a sale or merger of the Company or Bank, and recapitalization opportunities, but was unable to obtain capital to meet the Bank’s capital requirements resulting in the closure of the Bank.

Subsequent to the Bank’s closure, the Company began exploring methods of winding up its operations. Any ultimate distribution of assets will occur in accordance with Florida law, the Company’s Articles of Incorporation, and the terms of the Company’s outstanding series of Preferred Stock.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

NOTE 1. Description of Business and Basis of Presentation (Continued)

Discontinued Operations. As noted above, our primary business segment – the Bank – was closed by the OFR and FDIC on February 19, 2010. The following is a summary of the disclosures for the discontinued operations of the Bank (in thousands):

A summary of the results of operations of the discontinued Bank for the three and six months ended June 30, 2009 (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Interest income	$1,598	$3,230
Interest expense	808	1,626

Net interest income	790	1,604
Provision for loan losses	4,121	4,251

Net interest income after provision for loan losses	(3,331)	(2,647)
Noninterest income	206	342
Noninterest expenses	1,125	2,266

Loss before income taxes	(4,250)	(4,571)
Income tax benefit	(1,600)	(1,720)

Net loss	(2,650)	(2,851)
Dividends on preferred stock	—	—

Net loss available to common stockholders	$(2,650)	$(2,851)

A summary of the assets, liabilities, and stockholder’s equity of the discontinued Bank as of December 31, 2009 (in thousands):

Assets
Cash and due from banks	$1,194
Interest-bearing deposits	792

Total cash and cash equivalents	1,986
Securities available for sale	10,493
Loans held for sale	3,199
Loans, net of allowance for loan losses of $6,828	93,972
Other real estate owned	2,761
Premises and equipment, net	2,611
Federal Reserve Bank stock, at cost	368
Federal Home Loan Bank stock, at cost	238
Accrued interest receivable	444
Other assets	166

Total assets	$116,238

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

NOTE 1. Description of Business and Basis of Presentation (Continued)

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

For the six-month period ended June 30, 2010, we have reported the operations of MCBI only and the gain from discontinued operations of the Bank. Following the closure of the Bank, the OFR and FDIC seized all records of the Bank and we have been unable to obtain the results of the operations of the Bank from January 1, 2010 to February 19, 2010. Management of the Company believes the time and cost involved in trying to obtain or reconstruct this interim information for 2010 would not be beneficial or meaningful to the shareholders of the Company.

NOTE 2. Loan Impairment and Loan Losses

Impaired collateral dependent loans were as follows (in thousands):

	June 30, 2010	December 31, 2009

Balance at end of period	$1,705	$1,810
Total related allowance for losses	(275)	(150)

Net investment in impaired loan	$1,430	$1,660

	Six Months Ended June 30, 2010	Year Ended December 31, 2009

Average net investment in impaired loan	$1,545	$2,000

Interest income received and recognized on impaired loan	$27	$174

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

NOTE 2. Loan Impairment and Loan Losses (Continued)

The Company’s only outstanding loan at June 30, 2010 and December 31, 2009 (exclusive of the discontinued Bank), is one participation loan with Mutual of Omaha. The loan was an accrual loan at December 31, 2009, but became a nonaccrual loan during the second quarter of 2010 due to principal payments falling more than ninety days past due. All accrued interest was reversed during the quarter ended June 30, 2010, which resulted in a net reduction in interest income of $10,000.

The activity in the allowance for loan losses follows (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009

Beginning balance	$275	$150	$150
Recoveries	—	—	—
Charge-offs	—	—	—
Provision for loan losses	—	125	—

Ending balance	$275	$275	$150

NOTE 3. Nonperforming Assets

Nonperforming assets include nonaccrual loans. Nonaccrual loans represent loans of which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. At June 30, 2010 and December 31, 2009, the Company (exclusive of the discontinued Bank) did not have any restructured loans.

The Company discontinues interest accruals when principal or interest is due and has remained unpaid for ninety days. When a loan is placed on nonaccrual status, all unpaid interest is reversed. Nonaccrual loans may not be restored to accrual status unless they have a sustained history of repayments in addition to the repayment of all delinquent principal and interest. At December 31, 2009, the Company (exclusive of the discontinued Bank) had no loans which were over ninety days past due and still accruing interest. At June 30, 2010, the loan participation held by the Bank was in nonaccrual status.

Nonperforming loans are closely monitored on an ongoing basis as part of the Company’s loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

The Company (exclusive of the discontinued Bank) had no nonperforming assets at December 31, 2009. The one loan participation receivable was a nonperforming asset at June 30, 2010.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

NOTE 4. Impairment of Long-Lived Assets and Other Real Estate Owned

Impairment of Long-Lived Assets. Long-lived assets, such as premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the assets can be recovered from undiscounted future cash flows. Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to maintain profitability, so as to be able to meet its obligations when they become due. During the first quarter of 2010, the Company recorded an impairment charge to operations of its office condominium totaling $385,000. At June 30, 2010, the carrying value of the office condominium was $204,000, net of accumulated depreciation.

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

NOTE 5. Net Income (Loss) Per Common Share

Net income (loss) per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options and convertible preferred stock are not considered dilutive securities for the six months ended June 30, 2010, due to the exercise price being greater than the average market price of the Company’s common stock, and for the three and six months ended June 30, 2009, and three months ended June 30, 2010, due to the net loss incurred by the Company.

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

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

NOTE 6. Share-Based Compensation (Continued)

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

Given the limited assets that are expected to be available upon liquidation of the Company, the Company does not anticipate that any additional options will be granted or exercised and none were granted or exercised during the six months ended June 30, 2010. Due to the effect of forfeitures, no compensation expense was incurred during the six months ended June 30, 2010, and none is expected to be incurred in future periods.

A summary of the stock options plans and assumptions used to calculate the fair value of the options granted have been omitted from this report since no options were granted or exercised during the six months ended June 30, 2010, and none are expected to be granted in future periods.

NOTE 7. Fair Value Measurements

The Company (exclusive of the discontinued Bank) had no assets subject to fair value measurements on a recurring basis at June 30, 2010 or December 31, 2009. Assets measured at fair value on a nonrecurring basis at June 30, 2010 and December 31, 2009, are summarized as follows (in thousands):

	June 30, 2010				Losses	Losses Recorded in Operations During 2010
	Total	(Level 1)	(Level 2)	(Level 3)

Loan	$1,430	$—	$—	$1,430	$275	$125
Premises and equipment	$204	$—	$—	$204	$385	$385

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

NOTE 7. Fair Value Measurements (Continued)

	December 31, 2009				Losses	Losses Recorded in Operations During 2009
	Total	(Level 1)	(Level 2)	(Level 3)

Loan	$1,660	$—	$—	$1,660	$150	$—

The estimated carrying amounts and fair values of the Company’s financial instruments were as follows (in thousands):

	At June 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$280	$280	$315	$315

Loans, net	$1,430	$1,430	$1,660	$1,660

Accrued interest receivable	$—	$—	$8	$8

Financial liabilities:	$—	$—	$—	$—

Off-balance sheet financial instruments	$—	$—	$—	$—

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

On November 20, 2008, the Company commenced a private placement offering of units of its Series C Preferred Stock (“Series C Preferred Stock”) and warrants to purchase common stock (“Warrants”). The offering closed on February 28, 2009. Each unit was comprised of: (1) one share of Series C Preferred Stock, which is convertible into 2,000 shares of common stock; and (ii) one Warrant to purchase 2,000 shares of common stock. The Series C Preferred Stock has no voting rights, but does have a liquidation preference value of $7,500 per share. Semiannual cash dividends of $157.50 per share are payable in arrears and are not cumulative or payable at any time when the Bank would not be considered “well capitalized” or “adequately capitalized” after payment of such dividends. At June 30, 2010, 200 shares of Series C Preferred Stock and 151 warrants to purchase common shares are outstanding. These warrants to purchase 302,000 shares of common stock have an exercise price of $4.50 and $5.25 on or before December 31, 2010 and December 31, 2011, respectively.

The Company has not declared or paid any preferred stock dividends since 2009.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of June 30, 2010 and December 31, 2009

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

Off-Balance Sheet Arrangements

The Company is not a party to financial instruments with off-balance-sheet risk. There are no commitments for additional funding for the loan participation owned by the Company at June 30, 2010.

Results of Operations

Selected ratios have not been presented for the three and six months ended June 30, 2010. As a result of the closure of the Bank, limited activity has been reported for the Company in the first six months of 2010.

A table for the three and six months ended June 30, 2009, presenting (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin can be found in the Company’s Form 10-Q for the quarter ended June 30, 2009. A comparable table is not included in this report as the Bank’s activity through its closure is reported as a single line item (gain (loss) from discontinued operations) in the accompanying condensed consolidated financial statements, and is not meaningful to the reader.

Analysis of the Three Months Ended June 30, 2010 and 2009

Net loss for the three months ended June 30, 2010, was $48,000 as compared to a net loss of $2,679,000 for the three months ended June 30, 2009. The major components of net loss were as follows:

•

A loss on the discontinued operations of $2,650,000 in 2009 as compared to no gain or loss in 2010. As noted previously, the results of operations for the three months ended June 30, 2010 and 2009, reflect the results of the Bank reported as discontinued operations.

•

Interest income of $(10,000) and $59,000 for the three months ended June 30, 2010 and 2009, respectively, on the loan participation held by the Company, which became a nonaccrual loan during the second quarter of 2010. The decline in interest income of $69,000 was due to reductions in the principal balance of the loan and all accrued interest was reversed during the quarter ended June 30, 2010, which resulted in a net reduction in interest income of $10,000.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Noninterest expenses of $38,000 in 2010 and $105,000 in 2009. The second quarter of 2009 included share-based compensation expense of $55,000.

•	Income tax benefit of $17,000 was recognized in 2009 versus $-0- in 2010.

Analysis of the Six Months Ended June 30, 2010 and 2009

Net income for the six months ended June 30, 2010, was $587,000 as compared to a net loss of $2,888,000 for the six months ended June 30, 2009. The major components of net income were as follows:

•

A gain on the discontinued operations of $1,173,000 in 2010 as compared to a loss of $2,851,000 in 2009. As noted previously, the results of operations for the six months ended June 30, 2010 and 2009, reflect the results of the Bank reported as discontinued operations. The gain in 2010 was the result of the discontinued Bank’s liabilities exceeding the assets as follows (in thousands):

Total liabilities	$117,294
Less total assets	(116,238)

1,056
Net change in unrealized holding gains on securities	118
Rounding	(1)

$1,173

•

Interest income of $27,000 and $112,000 for the six months ended June 30, 2010 and 2009, respectively, on the loan participation held by the Company. The decline in interest income of $69,000 was due to reductions in the principal balance of the loan and all accrued interest was reversed during the quarter ended June 30, 2010, which resulted in a net reduction of $10,000.

•	An additional provision for loan losses of $125,000 was recorded in 2010 on the participation loan receivable. No provision for loan losses was recorded in 2009.

•	An impairment charge to operations of premises and equipment of $385,000 in 2010. There was no such charge in 2009.

•	Noninterest expenses of $103,000 in 2010 and $171,000 in 2009. The six months ended June 30, 2009, included share-based compensation expenses of $55,000.

•	Income tax benefit of $22,000 in 2009 versus $-0- in 2010.

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

Item 4.	Controls and Procedures

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

(b) Changes in Internal Controls

We have made no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On September 17, 2010, the Board of Directors of the Company met and adopted an amendment to the Bylaws of the Company which extends the time that a record date for a meeting may be set before the meeting by 10 additional days, in order to fully utilize the time period established under Florida law. A copy of the amendment is shown at Exhibit 3.5 to this Report.

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

Exhibit No.	Description of Exhibit

(a) 3.1	Articles of Incorporation of Marco Community Bancorp, Inc. as filed with the Florida Department of State

(a) 3.2	Bylaws of Marco Community Bancorp, Inc.

(e) 3.3	Articles of Amendment to the Articles of Incorporation

MARCO COMMUNITY BANCORP, INC. AND SUBSIDIARIES

(e) 3.4	Articles of Amendment to the Articles of Incorporation

3.5	Amendment to the Bylaws of Marco Community Bancorp, Inc., dated September 17, 2010

(a) 4.1	Specimen Common Stock Certificate

(d) 10.1	Employees’ Stock Option Plan, as amended

(d) 10.2	Directors’ Stock Option Plan, as amended

(d) 10.3	Advisory Directors’ Stock Option Plan, as amended

(b) 10.8	Written Agreement with the Federal Reserve Bank of Atlanta and the Florida Office of Financial Regulation

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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